Form 10-K
period 2017-12-31
ARMO BioSciences, Inc.
filed 2018-03-30
CIK 1693664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-38345

ARMO BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3454138
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

575 Chesapeake Drive Redwood City, CA 94063	94063
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-779-5075

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.0001	The Nasdaq Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $29.74 per share of common stock on The Nasdaq Stock Market on January 26, 2018, was $630.8 million. The Registrant has elected to use January 26, 2018 as the calculation date, which was the initial trading date of the Registrant’s common stock on The Nasdaq Stock Market, because on June 30, 2017 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately-held company. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 15, 2018, there were 30,405,109 shares of the Registrant’s common stock outstanding.

ARMO BIOSCIENCES, INC.

2017 Form 10-K Annual Report

i

Special Note regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10-K, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations and objectives could be forward-looking statements. The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “goal,” “intend,” “may,” “mission,” “opportunities,” “plan,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed below in “Risk Factors” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. When used in this report, all references to “ARMO”, “ARMO BioSciences”, the “Company”, or “we” and other similar pronouns refer to ARMO BioSciences, Inc.

PART I

ITEM 1.	BUSINESS

Overview

We are a late-stage immuno-oncology company that is developing a pipeline of novel, proprietary product candidates that activate the immune system of cancer patients to recognize and eradicate tumors. Our vision is to improve and prolong the lives of cancer patients by advancing and expanding the field of immuno-oncology through novel combinations and treatment sequences of our pipeline products with standard of care chemotherapies and checkpoint inhibitors or with other emerging immunotherapies that elicit complementary and synergistic treatment effects. To achieve this vision, we have assembled a seasoned and talented group of industry veterans, scientists, clinicians, key opinion leaders and investors.

Our lead product candidate, AM0010 (pegilodecakin), stimulates the survival, expansion and tumor killing (cytotoxic) capacity of a particular white blood cell of the immune system, called the CD8+ T cell. We have focused on CD8+ T cells because these cells have been shown to recognize and kill cancer cells. An abundance of tumor-infiltrating CD8+ T cells improves the prognosis and lengthens the survival of cancer patients.

AM0010 was advanced into late-stage clinical development as an immuno-oncology drug based on the results of our Phase 1/1b clinical trial in over 350 cancer patients across more than 14 different types of cancer and many treatment settings. AM0010 was well-tolerated in patients as a single agent and in combination with chemotherapeutic drugs or immune checkpoint inhibitors, nivolumab and pembrolizumab. In this ongoing Phase 1/1b clinical trial, we have observed objective tumor responses, including partial and complete responses. We have also seen improvements, compared to results published by Garon et al., Pembrolizumab for the Treatment of Non-Small Cell Lung Cancer, The New England Journal of Medicine (2015) (the Garon Article) and other studies published in medical literature, in objective tumor response rates and overall survival in patients treated with AM0010 in combination with chemotherapeutic drugs or immune checkpoint inhibitors, nivolumab and pembrolizumab, which bind to a protein called PD-1. Based on the results from this Phase 1/1b clinical trial, the initial focus of our late-stage AM0010 development program is pancreatic ductal adenocarcinoma (PDAC), non-small cell lung cancer (NSCLC) and renal cell carcinoma (RCC).

Pancreatic cancer has the worst mortality rate of all cancers and is estimated to be the third leading cause of cancer-related death in the United States in 2017, according to the American Cancer Society. Despite the poor prognosis of patients with pancreatic cancer, in our Phase 1/1b clinical trial, we have observed responses and overall survival in advanced-stage PDAC patients who were treated with AM0010 monotherapy or AM0010 in combination with FOLFOX (folinic acid, 5-fluorouracil and oxaliplatin), a standard of care chemotherapeutic regimen for this setting. The duration of overall survival and one-year landmark survival rate were 10.2 months and 42.9% in patients treated with AM0010 in combination with FOLFOX in our Phase 1/1b clinical trial whereas the historical duration of overall survival and one-year landmark survival rate is only 4.3 months and 18.5% for FOLFOX alone.

Based on these results, we initiated SEQUOIA, a Phase 3 randomized pivotal clinical trial in PDAC patients, which compares a combination of AM0010 and FOLFOX to FOLFOX alone, as a second-line therapy after tumor progression during or following a gemcitabine-containing regimen. We initiated this trial in the fourth quarter of 2016, enrolled the first patient in early 2017 and the first interim analysis was conducted on March 25, 2018. The first interim analysis was intended to deteremine if it was safe for the study to proceed based primarily on overall survival in the first 60 subjects enrolled in the study that received at least four months of therapy. After reviewing the data on those 60 patients, the Data Monitoring Committee (DMC) recommended that the study continue without modifications. The second interim analysis, which could provide the basis for a Biologics License Application (BLA) submission to the Food and Drug Administration (FDA), is expected to be conducted in 2020. Depending on the outcome of this trial, we may expand the SEQUOIA program and further develop this combination or potentially combinations of AM0010 and other chemotherapies, including gemcitabine-based chemotherapies, as a first-line therapy for pancreatic cancer. The FDA and European Commission (EC) have granted AM0010 Orphan Drug designation for the treatment of pancreatic cancer. Orphan Drug designation is a status granted to a product candidate for the treatment of a rare disease (with a population of less than 200,000) that qualifies the drug for incentives if regulatory approval for the drug is achieved. The FDA also granted Fast Track designation for AM0010 in combination with FOLFOX as a second-line therapy in patients with pancreatic cancer. Fast Track designation is a designation granted to drugs that demonstrate the ability to treat a serious or life threatening disease and provides the designee with the opportunity for more frequent interactions with the FDA review team and the potential for rolling review of completed portions of a marketing application even prior to submission of the comprehensive application.

Additionally, in our Phase 1/1b clinical trial, we have observed responses and overall survival in cancer patients who were treated with AM0010 in combination with immune checkpoint inhibitors, nivolumab and pembrolizumab, that are longer than those reported in the Garon Article in comparable or earlier stage populations. For example, a cohort of 27 evaluable patients with advanced-stage NSCLC, who had received a median of two prior therapies, were treated with AM0010 in combination with anti-PD-1 immune checkpoint inhibitors and had an objective response rate (ORR) of 41% regardless of tumor PD-L1 expression (41% and 40% ORRs for AM0010 plus nivolumab or pembrolizumab, respectively). This could represent an increase in ORR in NSCLC patients that received a median of two prior therapies compared to a 19% ORR as reported in the Garon Article for nivolumab as a monotherapy in a second-line setting regardless of tumor PD-L1 expression. Response rates to anti-PD-1 immune checkpoint inhibitors correlate with tumor expression of PD-L1, a ligand for PD-1. Patients with high tumor PD-L1 expression (>50%) have a significantly higher chance to respond to treatment with checkpoint inhibitors than patients with low tumor PD-L1 expression (1-49%) or those who have no tumor PD-L1 expression (<1%). Importantly, we have observed ORRs for AM0010 in combination with anti-PD-1 immune checkpoint inhibitors that are higher than reported for immune checkpoint inhibitors alone at all levels of tumor PD-L1 expression. For patients with tumors that highly expressed PD-L1 (>50%), the ORR was 80% (vs. 30% to 44% as reported in the Garon Article for pembrolizuamb monotherapy in the second-line setting of high tumor PD-L1 expression). Of particular interest is a 40% ORR (n=15, 6 PRs) in patients with low to no tumor PD-L1 expression (<50%) and a 33% ORR (n=12, 4 PRs) in patients with no tumor PD-L1 expression (<1%). In studies of pembrolizumab alone in tumor non-PD-L1 expressing patients the ORR was approximately 10%. These findings indicate that AM0010 may overcome non-PD-L1 mediated immune escape mechanisms and potentially improve the response rates in patient populations resistant or refractory to PD-1 and PD-L1 inhibitors.

AM0010 may also increase the duration of responses and overall survival of NSCLC patients when used in combination with anti-PD-1 immune checkpoint inhibitors. The median progression-free survival (mPFS) for the AM0010 plus nivolumab cohort has not been reached while the mPFS in the AM0010 plus pembrolizumab cohort is 11 months regardless of tumor PD-L1 expression (vs. a mPFS of 4 months as reported in the Garon Article for pembrolizumab in a second-line setting). We are encouraged by the survival data we have seen thus far, by the duration of follow up on patients in both cohorts, and that the median overall survival has not been reached yet in the nivolumab cohort considering that the median overall survival of pembrolizumab has been reported to be 9.3 months in previously treated patients. The median overall survival of our pembrolizumab cohort has been reached in the first quarter of 2018 and will be presented at an upcoming medical meeting.

Based on these results, we are launching CYPRESS, a Phase 2b clinical development program in NSCLC which will initially include two randomized clinical trials in patients with different levels of tumor PD-L1 expression in different lines of treatment. CYPRESS-1 will compare the safety and efficacy of AM0010 plus pembrolizumab to standard of care pembrolizumab alone as front-line therapy for patients with high tumor PD-L1 expression (>50%). CYPRESS-2 will compare the safety and efficacy of AM0010 plus nivolumab to standard of care nivolumab alone in a second-line setting (one prior therapy that was not a PD-1 or PD-L1 inhibitor) in patients with low tumor PD-L1 expression (<50%). We plan to begin enrolling patients in these trials in the first quarter of 2018 and given the open label design of the trials we expect to have preliminary response data in a meaningful number of patients in both trials by late 2018, which we expect will inform our regulatory strategy and next steps in the development of AM0010 in NSCLC. We also expect to have additional data from both trials in 2019. Based on the results of CYPRESS-1 and CYPRESS-2 and the evolving treatment landscape for NSCLC, we may expand the CYPRESS program to include additional studies that could support registration of AM0010, as well as seeking to develop our own independent, proprietary combination regimen in the immuno-oncology space by including our pipeline anti-PD-1 checkpoint inhibitor (AM0001).

We continue to evaluate the results from our ongoing Phase 1/1b clinical trial assessing encouraging signals that justify further development of AM0010 in additional tumor types, such as, but not restricted to, RCC, colorectal cancer (CRC), melanoma and breast cancer.

In addition to AM0010, our immuno-oncology pipeline includes a number of validated product candidates. AM0001 is our anti-PD-1 checkpoint inhibitor currently undergoing Investigational New Drug Application (IND) enabling studies. We expect to initiate a Phase 1 clinical trial with AM0001 in advanced malignancies in 2018 and plan to subsequently combine this immune checkpoint inhibitor with AM0010 to develop our first proprietary immuno-oncology combination regimen. AM0015 is a pre-IND stage recombinant human Interleukin-15 (IL-15) cytokine that has demonstrated preclinical anti-tumor responses that are additive with AM0010. AM0012 is a recombinant human Interleukin-12 (IL-12) cytokine currently in preclinical studies. Cytokines are small proteins that are made by immune cells and non-immune cells and have an effect on the immune system and other physiologic functions. Some cytokines stimulate the immune system and others inhibit it. AM0003 is our anti-LAG-3 checkpoint inhibitor program that is undergoing pre-IND enabling studies. LAG-3 (Lymphocyte-activation gene 3) is a cell surface protein and immune checkpoint receptor.

Product Candidate Pipeline

We have built a pipeline of proprietary product candidates that activate the immune system of patients to recognize and eradicate their tumors.

Clinical Product Candidate

AM0010 (pegilodecakin)—PEGylated recombinant human Interleukin-10 (IL-10)

AM0010 is a long acting form of human Interleukin-10 (IL-10). IL-10 is a naturally occurring immune cell growth factor in humans that is critical for the proliferation and cytotoxic activity of tumor specific CD8+ T cells. We increased the size of IL-10 by linking it to polyethylene glycol (PEG) to prolong its circulation time in the body of patients and thus maximizing its capability to activate anti-tumor CD8+ T cells. This PEGylated form of IL-10 is called AM0010 (pegilodecakin) and has been studied in our ongoing Phase 1/1b clinical trial in over 350 cancer patients across a multitude of tumor types and many treatment settings. We have also initiated SEQUOIA a Phase 3 clinical trial in PDAC. The PDAC Phase 3 protocol was discussed with the FDA in a Type B Pre-IND/Pre-Phase 3 meeting in September 2016, we began enrolling patients in early 2017, have randomized 179 patients as of March 15, 2018, and the first interim analysis was conducted in March 2018. The first interim analysis was intended to deteremine if it was safe for the study to proceed based primarily on overall survival in the first 60 subjects enrolled in the study that received at least four months of therapy. After reviewing the data on those 60 patients, the Data Monitoring Committee (DMC) recommended that the study continue without modifications. The second interim analysis, which could provide the basis for a Biologics License Application (BLA) submission to the Food and Drug Administration (FDA), is expected to be conducted in 2020. In addition, we are initiating two Phase 2 randomized clinical trials in NSCLC (CYPRESS-1 and CYPRESS-2) and we are evaluating clinical trials in additional indications. We plan to begin enrolling patients in the two CYPRESS trials in the first quarter of 2018 and given the open label design of the trials we expect to have preliminary response data in a meaningful number of patients in both trials by late 2018, which we expect will inform our regulatory strategy and next steps in the development of AM0010 in NSCLC. We also expect to have additional data from both trials in 2019. We licensed PEGylated IL-10 from Merck, Sharp & Dohme Corporation (Merck). For more information about the Merck Agreement, see the section below entitled “Merck Agreement.”

Pre-IND Product Candidates

AM0001—Monoclonal antibody directed against Programmed Cell Death Protein-1 (PD-1) checkpoint inhibitor

AM0001 is a monoclonal antibody (mAb) that activates CD8+ T cells by blocking the interaction between the immune checkpoint Programmed Cell Death Protein-1 (PD-1) receptor situated on the surface of CD8+ T cells and Programmed Cell Death Ligand-1 (PD-L1), a transmembrane protein situated on the surface of a tumor cell. PD-1 down-regulates the immune system and promotes self-tolerance by suppressing T cell inflammatory activity. PD-1 is an immune checkpoint and guards against autoimmunity through a dual mechanism of promoting apoptosis (programmed cell death) of antigen-specific T cells in lymph nodes while simultaneously reducing apoptosis in regulatory T cells (anti-inflammatory, suppressive T cells). PD-L1 plays a major role in suppressing the immune system in certain conditions like cancer and has been implicated in the process of tumor immune escape. AM0001 has characteristics and properties similar to the marketed anti-PD-1 checkpoint inhibitors, nivolumab and pembrolizumab. We discussed the development of this molecule with the FDA in a pre-IND meeting. We are currently conducting IND-enabling studies with the intent to start a Phase 1 clinical trial in 2018.

AM0015—Recombinant human Interleukin-15 (IL-15)

AM0015 is a recombinant human Interleukin-15. IL-15 is an activator of the immune system that induces proliferation of CD8+ T cells and natural killer (NK) cells, cells of the innate immune system whose principal role is to kill tumor cells and cells infected by a virus. In preclinical animal models, AM0015 induced anti-tumor responses that are additive or synergistic with the antitumor effects of AM0010. The mechanism of action by which AM0015 affects CD8+ T cells and induces anti-tumor responses is different than that of AM0010. We have received pre-IND feedback from the FDA regarding the development of this molecule in combination with AM0010.

Preclinical Product Candidates

AM0012—Recombinant human Interleukin-12 (IL-12)

AM0012 is a recombinant human Interleukin-12. IL-12 induces activation and proliferation of CD8+ T cells and NK cells that have antitumor effects. In preclinical animal models, AM0012 induced anti-tumor responses through a mechanism of action that could be additive or synergistic with the anti-tumor effects of AM0010.

AM0003—Monoclonal antibody directed against Leukocyte Activating Gene-3 protein program

The AM0003 program is developing a mAb directed against the Leukocyte Activating Gene-3 (LAG-3) protein. LAG-3 is an immune checkpoint inhibition protein situated on the cell surface of CD8+ T cells. As such, LAG-3 inhibitors induce the activation and proliferation of CD8+ T cells that have anti-tumor effects.

Our strategy

Our vision is to improve and prolong the lives of cancer patients by advancing and expanding the field of immuno-oncology through novel combinations and treatment sequences of our pipeline products with standard of care chemotherapies and checkpoint inhibitors or with other emerging immunotherapies that elicit complementary and synergistic treatment effects.

Key elements of our strategy include:

Rapidly advance the development of AM0010 as a cornerstone treatment for enhancing, augmenting and broadening the therapeutic effect of existing standard of care and emerging therapies in a number of tumor types, including high unmet need resistant and refractory malignancies.

A cornerstone of our AM0010 development program is novel combinational and sequential approaches with standard of care chemotherapies, immune checkpoint inhibitors or other emerging immuno-oncology therapies.

We believe AM0010 synergizes with these standard of care and emerging therapies to augment and expand anti-tumor responses beyond those seen when either agent is used separately. Consequently, we believe this synergy will lead to higher response rates, longer lasting responses and improved patient outcomes when compared to the current standard of care. More importantly, we believe this synergy may elicit responses in resistant and refractory tumors, broadening into areas of substantial unmet medical need where the therapeutic utility of existing and emerging treatments can be combined or sequenced with AM0010.

Rapidly advance AM0010 through a pivotal clinical trial in combination with chemotherapy as a second-line therapy in PDAC.

We are developing AM0010 in combination with standard of care chemotherapy (FOLFOX) for the treatment of second-line PDAC patients. We plan to continue the Phase 3 SEQUOIA clinical trial of AM0010 in combination with FOLFOX compared with FOLFOX alone in PDAC patients that have progressed during or following initial treatment with a gemcitabine-containing regimen. The first interim analysis was conducted on March 25, 2018 and was intended to deteremine if it was safe for the study to proceed based primarily on overall survival in the first 60 subjects enrolled in the study that received at least four months of therapy. After reviewing the data on those 60 patients, the Data Monitoring Committee (DMC) recommended that the study continue without modifications. The second interim analysis, which could provide the basis for a BLA submission, is expected to be conducted in 2020. Further development of AM0010 in treatment-naïve PDAC is dependent on the result of the SEQUOIA trial.

Rapidly advance the development of AM0010 in combination with established immune checkpoint inhibitors and potentially with AM0001 in NSCLC across levels of tumor PD-L1 expression and lines of therapy.

We are developing AM0010 in combination with standard of care immune checkpoint inhibitors in NSCLC across levels of PD-L1 expression and across lines of therapy. We plan to initiate Phase 2 clinical trials of AM0010 in combination with pembrolizumab compared to pembrolizumab standard of care in the front-line setting of patients with high tumor PD-L1 expression (CYPRESS-1) and AM0010 in combination with nivolumab compared to nivolumab standard of care in the second-line setting of patients with low tumor PD-L1 expression (CYPRESS-2). We plan to begin enrolling patients in these trials in the first quarter of 2018 and given the open label design of the trials we expect to have preliminary response data in a meaningful number of patients in both trials by late 2018, which we expect will inform our regulatory strategy and next steps in the development of AM0010 in NSCLC. We also expect to have additional data from both trials in 2019.

Based on the results of CYPRESS-1 and CYPRESS-2 and the evolving treatment landscape for NSCLC, we may expand the CYPRESS program and, importantly, seek to develop our own independent, proprietary combination regimen in the immuno-oncology space by including our pipeline anti-PD-1 checkpoint inhibitor (AM0001).

Rapidly advance the development of AM0010 in other select oncology indications where strong treatment effect signals have been identified in our ongoing Phase 1/1b clinical trial.

We continue to evaluate treatment effect signals from our Phase 1/1b clinical trial. To date, the strongest preliminary treatment effect signals outside PDAC and NSCLC have emerged in RCC, CRC, melanoma and breast cancer. In addition, there is early pre-clinical evidence that IL-10 may have clinical utility in acute myeloid leukemia (AML), myelodysplastic syndromes (MDS) and myeloproliferative neoplasms (MPN). Initiating a Phase 2 program in these or other areas will depend on definitive evaluation of these signals as well as the state of the emerging treatment landscape for these indications.

Rapidly advance the development of our immunotherapy pipeline product candidates into clinical trials.

We intend to develop our immuno-oncology pipeline of assets, which includes AM0001, AM0015, AM0012 and AM0003. AM0001 is our anti-PD-1 checkpoint inhibitor currently undergoing IND-enabling studies and we expect to initiate a Phase 1 clinical trial in 2018 and plan to subsequently combine this immune checkpoint inhibitor with AM0010 to develop our first proprietary immuno-oncology combination regimen. AM0015 and AM0012 are our product candidates that have demonstrated preclinical anti-tumor responses that could be additive or synergistic with anti-tumor effects of AM0010. AM0003 is our anti-LAG-3 checkpoint inhibitor program for which we are conducting preclinical studies.

Continued focus on internal discovery efforts.

Based on our expertise in immuno-oncology and the results from our clinical trials, we expect to commit resources to the research of additional product candidates that may work independently of, or complement, those in our existing pipeline. We seek to leverage the extensive experience of our team to further expand our expertise in CD8+ T cell and cytokine biology and to discover and develop novel, proprietary product candidates that activate the immune system to recognize and eradicate tumors.

Opportunistically in-license and acquire novel immuno-oncology assets.

We plan to leverage our clinical immuno-oncology expertise and our relationships in the oncology community to identify and in-license or acquire additional product candidates that we believe have the potential to become novel treatments for oncology indications with significant unmet medical needs.

Potentially seek strategic collaborative relationships while maintaining flexibility in commercializing and maximizing the value of our development programs.

We currently have global development, marketing and commercialization rights for all of the product candidates in our pipeline. We plan to develop and seek regulatory approval for their use in oncology indications. While we may develop these products independently, we also may enter into strategic relationships with biotechnology or pharmaceutical companies to realize the full value of these products.

Overview of Cancer Treatment

Introduction

Cancer is a complex, often fatal, disease arising from uncontrolled cell growth and the ability of cancer cells to avoid the immune system, the body’s primary defense mechanism for finding and destroying such aberrant cells. The American Cancer Society estimated that in 2017 there will be an estimated 1,688,780 new cancer cases diagnosed with 600,920 cancer deaths in the United States alone. Cancer is the second most common cause of death in the United States, exceeded only by heart disease, and accounts for nearly 1 of every 4 deaths. This clearly establishes the significant unmet clinical need that still exists in cancer treatment.

There are many types of cancer treatments, including chemotherapies and more recently immunotherapies. In general, cancer therapies involve the combination of the aforementioned therapy options in order to optimize therapeutic outcome for patients.

Chemotherapy

Chemotherapies are cancer treatments that use cytotoxic drugs to destroy cancer cells. Chemotherapy is often given in combination with other treatments in order to increase therapeutic efficacy because different drugs kill cancer cells through different mechanisms of action. An example of such a combination therapy is FOLFOX, which is used for the treatment of PDAC and other gastrointestinal cancers such as colorectal cancer (CRC). A FOLFOX treatment regimen combines three different chemotherapeutic drugs, leucovorin calcium (calcium folinate), 5-fluorouracil and oxaliplatin. Chemotherapy regimens seldom result in the full eradication of disease and cure of patients.

Research has shown that the tumor cell death induced by several standard of care chemotherapeutic drugs is also able to stimulate the immune system which may add to the mechanism by which they elicit anti-tumor activity. More specifically, certain chemotherapies, such as oxaliplatin, induce immunogenic cell death of tumor cells, which activates the immune system and CD8+ T cells. Tumors that are resistant or refractory to treatment with checkpoint inhibitors represent a clear unmet clinical need in which a combination of AM0010 with chemotherapy may offer a therapeutic option. Consequently, there is mounting interest in the medical field to combine chemotherapies with immuno-oncology drugs. Based on their complementary mechanisms of action, our products such as AM0010 may be well positioned to be used in combination with chemotherapies, especially in patients that are resistant or refractory to current cancer immunotherapies.

Immunotherapy

Cancer immunotherapies are cancer treatments that stimulate or enhance the immune system of patients to recognize and subsequently eradicate tumor cells. The goal of cancer immunotherapy is also to achieve lasting responses against cancer cells. The potential of immuno-oncology therapies to instill an anti-cancer response in patients offers a potential crucial advantage over existing cancer therapies due to the intrinsic features of the immune system. For instance, the immune system exhibits immunologic diversity and selectivity, which enables it to respond to a large number of potential targets. In addition, once triggered, the immune response can be amplified, offering the potential to enhance the efficacy of treatment. Furthermore, once activated, the immune system possesses immunologic memory, potentially providing for a durable and long-lasting response. Since most tumor types accumulate mutations, immunotherapy may be widely applicable to many types of cancer and not limited to a particular tumor type. This allows for these agents to be potentially active in a multitude of tumor types.

The immune system is composed of different cell types including natural killer cells, macrophages, neutrophils and lymphocytes, that all can contribute to the immune destruction of cancer cells. The type of immune cell that has been associated most frequently with successful cancer immunotherapy is the cytotoxic T lymphocyte, also called the CD8+ T cell. The presence of CD8+ T cells inside a patient’s tumors is associated with better progression-free survival in a number of cancer types. The persistence and expansion of CD8+ T cells, along with their introduction of cytotoxic enzymes (granzymes), helps CD8+ T cells to kill cancer cells and are associated with a patient’s likelihood for long term survival. This is based on the fact that CD8+ T cells can recognize and subsequently kill cancer cells. Once CD8+ T cells have recognized a particular tumor, they develop an immune memory that elicits subsequent anti-tumor responses even after prolonged periods of time following the first exposure. This phenomenon is called immune surveillance.

Research has shown that tumors develop sophisticated survival and escape mechanisms, allowing them to avoid immune-mediated destruction. This “tumor immune escape” mechanism appears to be aided by immune checkpoint proteins which are molecules that shut down the anti-tumor response capability of CD8+ T cells. Clinical trials have shown that treatment with immune checkpoint inhibitors can restore and unleash the cancer-destroying properties of CD8+ T cells and results in durable clinical responses. These observations have led to the FDA approval of several checkpoint inhibitors such as ipilimumab (anti-CTLA-4), nivolumab (anti-PD-1), pembrolizumab (anti-PD-1) and atezolizumab (anti-PD-L1). Treatment with checkpoint inhibitors has shown the ability to activate CD8+ T cells, shrink tumors, and improve patient survival.

Despite this recent clinical success and the unprecedented tumor responses seen in patients, checkpoint inhibitors unfortunately provide help to only a fraction of patients in a select few immune sensitive cancers, including melanoma, renal and lung cancer. While responses occur in these cancer types, the majority of patients receive little or no benefit and consequently progress on therapy with checkpoint inhibitors. In addition, the vast majority of patients with immune insensitive cancers such as pancreatic, colorectal and breast cancer have not received any benefit from monotherapy treatment with checkpoint inhibitors. A combination of AM0010 with chemotherapy or with checkpoint inhibitors may offer a better treatment option in these patient populations either in first or later lines of therapy.

One hypothesis for the lack of clinical performance of checkpoint inhibitors in immune insensitive cancers postulates that non-responding patients have too few tumor specific CD8+ T cells with adequate anti-tumor potential in their cancer. Therefore, it is generally accepted that there is a need for products that are well-tolerated to combine with checkpoint inhibitors and provide at least additive or synergistic benefit to patients.

There are naturally occurring immune growth factors in our body that are called cytokines that can stimulate the activation and proliferation of cytotoxic CD8+ T cells. IL-10 is a naturally occurring growth factor that is essential for the activation and expansion of cytotoxic CD8+ T cells and thus we believe that AM0010, a long acting form of human IL-10, is well positioned for use in combination with other immuno-oncology therapies such as checkpoint inhibitors.

AM0010 as Immunotherapy

Tumor cells accumulate genetic mutations which distinguish them from normal cells and make them appear foreign to the immune system and visible to cytotoxic CD8+ T cells. Today there are significant data supporting the assertion that tumor immune surveillance and cancer immunotherapies depend in large part on the presence of activated cytotoxic CD8+ T cells in the tumor. Unfortunately, in most cancers intra-tumoral CD8+ T cells are rare and appear to lack sufficient cytotoxic activity. As a consequence, spontaneous immune-mediated remissions are exceptional in most cancers.

Independent investigators have shown over the past two decades that IL-10 increases the number of activated CD8+ T cells in tumors. While IL-10 stimulates the proliferation and activation of resident intra-tumoral CD8+ T cells, IL-10 also recruits new CD8+ T cells to infiltrate the tumor. Furthermore, IL-10 induces intra-tumoral CD8+ T cells to secrete interferon- g (IFN g) which is a cytokine that increases the visibility of tumor cells to the immune system, thereby augmenting the recognition of tumor cells by CD8+ T cells. IL-10 also increases the production of molecules used by activated CD8+ T cells to kill tumor cells, such as granzymes. Additionally, IL-10 decreases inflammatory cytokines and markers that are important regulators of the suppressive tumor microenvironment. In conclusion, IL-10 increases the expansion of activated, intra-tumoral CD8+ T cells that recognize and kill tumor cells and modifies the tumor environment to be more permissive to these activities. IL-10 is known to contribute to naturally occurring anti-tumor immune surveillance. These data illustrate the potential of a long acting form of IL-10, AM0010, as an immunotherapy drug.

We believe that combination therapy of AM0010 with chemotherapy or checkpoint inhibitors may provide an attractive treatment option to patients that do not respond to other therapies.

Preclinical Studies

In our preclinical studies, a PEGylated form of mouse IL-10 (PEG-mIL-10) eradicated both primary and metastatic tumor lesions in mice. Due to its longer residence time in the body, PEG-mIL-10 has superior anti-tumor activity compared to non-PEGylated IL-10. This therapeutic effect resulted from the increased infiltration and expansion of cancer specific CD8+ T cells in the tumor.

In a mouse model of skin cancer (squamous cell, a type of skin cell, carcinoma PDV6), PEG-mIL-10 treatment cured the majority of the mice, even when treatment started after the tumor had reached a substantial size compared to the body mass of the mice. Once the mice were cured, they did not relapse even after cessation of therapy with PEG-mIL-10. In contrast, the tumors in the untreated animals increased rapidly in size and ultimately led to the animal’s death. This indicates that PEG-mIL-10 treatment induces immune mediated eradication of the primary tumors while establishing “immune surveillance” that protects the animals from relapse after cessation of therapy.

Effect of PEG-mIL-10 on Primary Tumor Growth in the Mouse PDV6 Cancer Model

The induction of immune surveillance was further investigated by re-challenging animals with the same PDV6 tumor after different periods, following PEG-mIL-10 induced cure in two independent experiments with 10 mice per cohort. When PDV6 tumor cells were implanted 5-8 months after PEG-mIL-10 induced cure, 90% and 100% of the mice in the two cohorts rejected the secondary implantation and remained tumor free in the absence of further treatment. This immune response was PDV6-specific since PEG-mIL-10 treated mice were incapable of recognizing different tumor types. This provides evidence that PEG-mIL-10 treatment resulted in the establishment of tumor-specific immune surveillance in the mice.

In a mouse model of breast carcinoma (4T1) that develops both primary and metastatic tumors, PEG-mIL-10 diminished the growth of the primary tumor by 90% while also reducing metastatic spread by 99%. In this very aggressive model, which is largely resistant to chemotherapy, PEG-mIL-10 treatment still resulted in a 20% cure rate.

Chemotherapeutic drugs are the standard of care treatments for many different cancers. Unpublished data have shown that widely used chemotherapeutic drugs have a mechanism of action that could be additive or synergistic with PEG-mIL-10. Both 5-FU and oxaliplatin kill tumor cells which leads to the release of molecules that activate CD8+ T cells. In preclinical cancer models, PEG-mIL-10 single agent activity was further improved in the presence of chemotherapies, suggesting the additive or synergistic activity between the two agents in these models.

For example, in a mouse model of colorectal cancer (CT 26), the combination of PEG-mIL-10 with 5-FU resulted in a reduction in tumor volume of over 70%, which is almost double the effect of each drug separately. In the metastatic mouse model of breast cancer (4T1), the combination of PEG-mIL-10 with platinum compounds showed an improved outcome compared to either drug alone. In the 4T1 breast cancer model, the combination of PEG-mIL-10 with docetaxel also showed improved outcome compared to either drug alone.

AM0010 Phase 1/1b Clinical Trial

We submitted an IND for AM0010 to the FDA that became active in 2013. We have an ongoing Phase 1/1b clinical trial that is assessing the safety, tolerability, dosing and therapeutic activity of AM0010 as a monotherapy or in combination with chemotherapies or immune checkpoint inhibitors. We are also studying AM0010’s mechanism of action. We have enrolled over 350 patients with advanced cancer across more than 14 cancer indications. We have observed objective tumor responses (ORR), including complete responses (CRs), partial responses (PRs) and stable disease (SD) in patients treated with AM0010 as a single agent (monotherapy) or in combination with chemotherapeutic drugs or anti-PD-1 checkpoint inhibitors. A CR is defined as a complete disappearance of all tumor lesions, a PR is defined as a reduction of the tumor burden by at least 50% in the absence of CR, and a SD is defined as a stable tumor burden that neither decreases by more than 50% nor increases by 25% or more.

Exploratory endpoints measured sustained CD8+ T cell activation and anti-inflammatory properties, as characterized by the following biomarkers:

•	Systemic and sustained increase of molecules that are critical for tumor immune recognition and CD8+ T cell activation and expansion, such as interferon- g (IFN g), IL-18, IL-7, IL-4, GM-CSF

•	Sustained expansion of activated proliferating PD-1+ CD8+ T cells in the blood of patients

•	Increased presence of tumor killing molecules such as granzymes in intra-tumoral CD8+ T cells

•	Progressive, systemic de-novo expansion of novel T cell clones that may recognize neoantigens regardless of the prevalence of mutations in the tumor type

•	Systemic and sustained reduction of inflammatory molecules such as IL-12p40, IL-17, IL-23 and TGF-ß

Preliminary data from our ongoing Phase 1/1b clinical trial suggest that AM0010 treatment results in the tumor infiltration and intra-tumoral activation and expansion of CD8+ T cells that are expressing increased levels of granzymes. This is best illustrated by the pictures below, which shows a liver metastasis in a CRC patient with stable disease before (Left) and during (Right) AM0010 monotherapy. While there are hardly any Granzyme+ CD8+ T cells present before treatment, their number increases during the course of AM0010 single agent treatment. Surrounding these Granzyme+ CD8+ T cells there is also evidence of cell debris resulting from immune induced tumor destruction. These photographs illustrate the impact that AM0010 has on the immune state of tumors, primarily related to the activation, expansion and tumor infiltration of CD8+ T cells loaded with tumor cytotoxic granzyme and how AM0010 changes the immunological status of tumors from cold to hot.

AM0010 Monotherapy Increases the Number of Intra-Tumoral PD- 1+ CD8 + Granzyme+ T Cells in Ph1/1b Colorectal Cancer Patient

In addition to the mechanistic data illustrating AM0010’s immunotherapeutic activity, preliminary data from the Phase 1/1b clinical trial demonstrated durable responses, as measured by overall survival. The survival benefit for AMOO1O alone or in combination with standard of care in these populations with advanced stage diseases are longer than those observed historically, based on the medical literature in comparable or earlier stage populations. The table below shows the diseases in our Phase 1/1b clinical trial where patients exposed to AM0010 alone or in combination with other agents (e.g. chemotherapy or immune checkpoint inhibitors) experienced complete and partial responses or a survival benefit when compared to results published in the Garon Article and other studies published in medical literature.

	COMPLETE RESPONSES	PARTIAL RESPONSES	DURABLE RESPONSES*
Monotherapy	• Cutaneous T-Cell Lymphoma	• Melanoma • RCC	• PDAC • CRC
Combination with chemotherapy (FOLFOX)	• PDAC • Gastroesophageal	• PDAC	• PDAC
Combination with checkpoint inhibitors (anti-PD-1)	• NSCLC** • RCC**	• NSCLC • RCC • Melanoma	• NSCLC • Melanoma

*	As measured by overall survival; the survival benefit for AM0010 alone or in combination with standard of care in these populations with advanced stage diseases are longer than those observed historically based on the medical literature in comparable or earlier stage populations.
**	Partial responses with 100% reduction in measurable disease.

An example of a partial response and the impact of AM0010 monotherapy on both primary and secondary metastases is illustrated by the scans below. Below is a series of scans from a patient with RCC and metastases to the lung who was treated with AM0010 alone. This patient experienced a 90% reduction in the primary lesion with complete elimination of the lung metastases. At two years the patient remains in partial response for the primary lesion and complete response for the lung metastases.

Reduction of Lung Metastases in a RCC Patient Treated with AM0010 Monotherapy for More than Two Years

Phase 1/1b Clinical Trial Safety Results

AM0010 was well-tolerated in over 350 patients as a monotherapy and in combination with chemotherapy or anti-PD-1 checkpoint inhibitors in the Phase 1/1b clinical trial. Most of the patients enrolled in the Phase 1/1b clinical trial were advanced stage and heavily pretreated. Patients who received prior therapies, including chemotherapeutics known to be toxic to the bone marrow, would typically be more likely to experience lower levels of erythrocytes and thrombocytes in the blood after treatment, resulting in higher rates of anemia, thrombocytopenia and neutropenia compared to patients who had received fewer prior courses of therapy. The most common treatment related adverse events across indications (TRAEs) were anemia (lower-than-normal number of red blood cells), fatigue, thrombocytopenia (lower-than-normal number of platelets in that blood) and fever. For the 144 patients receiving AM0010 monotherapy, 78 (54.2%) experienced anemia, 63 (43.8%) experienced fatigue, 71 (49.3%) experienced thrombocytopenia and 53 (36.8%) experienced fever. For the 25 PDAC patients receiving AM0010 in combination with FOLFOX, 16 (64.0%) experienced anemia, 18 (72.0%) experienced fatigue, 19 (76.0%) experienced thrombocytopenia and three (12.0%) experienced fever. For the 34 NSCLC patients receiving AM0010 in combination with a checkpoint inhibitor, 14 (41.2%) experienced anemia, 12 (35.3%) experienced fatigue, 14 (41.2%) experienced thrombocytopenia and nine (26.5%) experienced fever. For the 38 RCC patients receiving AM0010 in combination with a checkpoint inhibitor, 19 (50%) experienced anemia, 16 (42.1%) experienced fatigue, 24 (63.2%) experienced thrombocytopenia and 12 (31.6%) experienced fever. These TRAEs were typically transient and had a rapid return to baseline within two to seven days, and we have made changes to our dosing schedule in our Phase 3 PDAC study intended to reduce the incidence of these events.

Administration of some therapeutic proteins has been associated with hypersensitivity reactions. There were no reported hypersensitivity treatment related adverse events in the Phase 1/1b clinical trial except for mild injection site reactions in 10.4% of patients receiving AM0010 monotherapy (n=144) and all of these patients continued dosing without exacerbation of injection site reactions.

Autoimmune treatment related adverse events (irAEs) have been associated with immune checkpoint inhibitors (PD-1/PD-L1 inhibitors and CTLA-4 inhibitors). These irAEs can range from common but low morbidity toxicities such as rash, pruritus, fatigue and loss of appetite to more serious complications such as vitiligo, pneumonitis, mucocytis, colitis, hepatitis, cholangitis, polyarthritis, myasthenia gravis, optic neuritis and a variety of endocrinopathies (e.g. thyroiditis, thyroiditis, hypophysitis). In our Phase 1/1b clinical trial, 144 subjects were exposed to AM0010 monotherapy and none experienced the serious complications of vitiligo, hepatitis, polyarthritis, or myasthesnia gravis.

In the NSCLC cohort of our Phase 1/1b clinical trial, 29 patients with a mean of two prior therapies received AM0010 plus nivolumab. 13 of 29 patients treated with AM0010 plus nivolumab experienced rash, pruritus, and/or fatigue with rash reported in eight patients, pruritus reported in two patients, and fatigue reported in eight patients. In addition, one case of pneumonitis, one case of hypothyroidism and one case of optic neuritis were reported. In summary, 15 out of 29 (52%) NSCLC subjects receiving AM0010 plus nivolumab experienced an irAE. If less serious side effects including rash, pruritus, fatigue and loss of appetite are excluded, three out of 29 (10%) patients experienced an irAE. One event of each of pneumonitis, hypoohysitis and optic neuritis was observed in the 29 patients.

Based on one report by Haratani et al. in JAMA Oncology (Association of Immune-Related Adverse Events With Nivolumab Efficacy in Non-Small-Cell Lung Cancer (2017)), the overall irAE rate for nivolumab alone in the second-line or greater setting of 134 NSCLC subjects was approximately 51%. If less serious side effects including rash, pruritus, fatigue and loss of appetite are excluded in this analysis, the rate of irAEs is approximately 30%, which included two patients that experienced vitiligo, six patients that experienced pneumonitis, 10 patients that experienced thyroiditis/hypothyroiditis, hypophysitis, three patients that experienced mucocytis, 10 patients that experienced diarrhea/colitis, five patients that experienced hepatitis, two patients that experienced cholangitis, one patients that experienced polyarthritis and one patients that experienced Myasthenia gravis.

Based on this comparison, the overall irAE rate for nivolumab alone versus AM0010 plus nivolumab was similar (51% vs. 52%). However, the rate of immune-related complications appears to favor the combination of AM0010 and nivolumab (~10%) over nivolumab alone (~30%) when rash, pruritus, fatigue and loss of appetite are excluded. These results appear to indicate that the anti-inflammatory properties of AM0010 may reduce certain immune-related complications when used in combination with an anti-PD-1 inhibitor such as nivolumab. In practice, this outcome could increase the dose intensity of AM0010 and anti-PD-1/PD-L1 inhibitor combinations and reduce the morbidity and costs associated with immune-related complications.

All biologic agents have the potential for the development of anti-drug antibodies, which are antibodies made by immune cells that are directed against the drug. These auto-antibodies in a high enough concentrations, or titer, can neutralize the therapeutic effect of the drug they are directed against. None of the patients tested in the Phase 1/1b clinical trial developed high titers of anti-drug antibodies or experienced a detectable reduction of AM0010 in circulation due to them.

AM0010 with FOLFOX in Pancreatic Ductal Adenocarcinoma

The Pancreatic Cancer Market size

Approximately 53,670 new cases of pancreatic cancer are expected to be diagnosed in the United States in 2017. Over the last decade the incidence of pancreatic cancer has increased, largely due to the increasing prevalence of obesity and an aging population. In 2017, an estimated 43,090 deaths from pancreatic cancer are expected in the United States. According to the American Cancer Society, pancreatic cancer is estimated to be the third leading cause of cancer-related death in the United States in 2017. Pancreatic ductal adenocarcinoma (PDAC) accounts for over 90% of pancreatic malignancies. We believe AM0010 in combination with chemotherapy represents a promising therapeutic option for patients with this serious life-threatening disease.

Current treatments in PDAC and survival rates

According to the American Cancer Society, pancreatic cancer mortality rates lead all other cancers, with five-year survival rates of about 7%, which declines to 3% if the disease is diagnosed at distant stage. Patients who present with locally-advanced or metastatic disease are ineligible for surgical resection. For such patients, first-line standard of care chemotherapy includes gemcitabine in combination with albumin-bound paclitaxel plus gemcitabine or FOLFIRINOX (folinic acid, 5—fluorouracil [5-FU], irinotecan, and oxaliplatin) in good performance status patients, which have a performance status of 0 or 1 as measured by the Eastern Cooperative Oncology Group performance scale (ECOG). Single agent gemcitabine remains the standard of care treatment for patients with ECOG 2 performance status, which denotes the presence of more advance disease and decreased patient function. It is estimated that only 50% of PDAC patients in the U.S. are able to go on to receive second and occasionally third-line chemotherapy. With first-line followed by second-line therapy, PDAC patients have a median overall survival (mOS) up to 13.5 months.

Second-line treatment options for PDAC are 5-FU, leucovorin, capecitabine, oxaliplatin, irinotecan or gemcitabine, used alone or in combination. A combination of 5-FU, leucovorin and oxaliplatin (FOLFOX) is widely accepted for second-line treatment of PDAC patients who progressed after a gemcitabine-containing regimen. Several small trials with these agents show only a modest median progression-free survival (mPFS) ranging between 1.5 and 2.9 months and a mOS ranging between 3.5 to 5.9 months with second-line treatments and, in one study, disease control rates of approximately 36%. In 2015, the U.S. Food and Drug Administration approved Onivyde (liposomal formulation of irinotecan), in combination with 5-FU and leucovorin for second-line PDAC based on a mOS of 6.1 months.

Our clinical development of AM0010 in PDAC

Current clinical data

The table below presents the prior treatment history and efficacy results of patients with advanced, later-stage PDAC in our Phase 1/1b clinical trial for both AM0010 monotherapy and AM0010 in combination with FOLFOX as of October 29, 2017.

Clinical Efficacy of AM0010 Monotherapy and AM0010 in Combination with FOLFOX in PDAC

	AM0010	AM0010 + FOLFOX
No. of Treated Patients	22	21
No. of Evaluable Patients	15	19
Median Prior Therapies (range)	3 (2-6)	2 (1-5)
Objective Response Rates (ORR) (%)	0	3(15.8%)
Complete Responses (CR)	0	2 (10.5%)
Partial Responses (PR)	0	1 (5.3%)
Disease Control Rate (DCR)	8 (53.3%)	14 (73.7%)
Median Follow-Up Time, months (range)	33.1 (9.8, 40.5)	20.3 (15.8, 25.9)
Median Overall Survival (mOS), months	3.8	10.2
1-Year Overall Survival (%)	22.7	42.9
Median Progression-Free Survival (mPFS), months	1.7	2.6

Note: Study in progress, numbers as of October 29, 2017

AM0010 monotherapy

Treatment with AM0010 monotherapy in our Phase 1/1b clinical trial showed a mOS of 3.8 months, mPFS of 1.7 months and one-year survival of 22.7% as of October 29, 2017. These results are comparable to a mOS of 4.3 months, mPFS of 1.7 months, a disease control rate of 36% and one-year survival of 18.5% reported in a study of 27 patients treated with FOLFOX in the second-line setting that was sponsored by AGEO (Association des gastroentérologues oncologues/Gastroenterologists Oncologists Association) and conducted between 2007 and 2012 (Zaanan et al., FOLFOX as Second-Line Chemotherapy in Patients with Pretreated Metastatic Pancreatic

Cancer from the FIRGEM Study, BMC Cancer (2014) (the Zaanan Article). These preliminary results suggest that AM0010 monotherapy in later-line, advanced PDAC is comparable to those results seen with FOLFOX in an exclusively second-line population.

Overall Survival in PDAC Patients Treated with AM0010 Monotherapy (median 4th LOT, n=22)

Reduction in the serum level of the carbohydrate antigen (CA 19-9) tumor marker has been associated with a prolonged overall survival of patients with pancreatic cancer treated with a gemcitabine based regimen. CA 19-9 is a tumor marker that is elevated in the blood of approximately 60-74% of patients with pancreatic cancer. In our Phase 1/1b clinical trial, twelve PDAC patients receiving AM0010 monotherapy had elevated levels of the tumor marker CA 19-9 and a baseline and post-baseline measurement. Of these 12 patients, 66.7% had a reduction in CA 19-9, 50.0% had a reduction in CA 19-9 of at least 20% and 25.0% had a reduction in CA 19-9 of at least 60%.

CA 19-9 Serum Levels in PDAC Patients Treated with AM0010 Monotherapy

AM0010 and FOLFOX combination

Treatment with AM0010 in combination with FOLFOX is currently being explored in our Phase 1/1b clinical trial in PDAC patients with a median number of two prior therapies. As of October 29, 2017, mPFS for advanced stage, later-line PDAC patients treated with the combination of AM0010 and FOLFOX was 2.6 months compared to 1.7 months for AM0010 alone and 1.7 months for FOLFOX alone according to the Zaanan Article and in an exclusively second-line population. The mOS for the combination of AM0010 and FOLFOX was 10.2 months as compared to 4.3 months for FOLFOX alone according to the Zaanan Article and in an exclusively second-line population. In addition, the landmark one-year survival for the combination of AM0010 and FOLFOX was 42.9% compared to 18.5% for FOLFOX, again according to the Zaanan Article and in an exclusively second-line population. We are encouraged by the tail on the overall survival curve which is indicative of long-term survivors. Finally, there were objective responses in PDAC patients treated with the combination of AM0010 and FOLFOX including two complete responses. The overall response rate was 15.8% and the disease control rate was 73.7%. The median follow-up for the study is 20.3 months (range 15.8 months to 25.9 months).

Overall Survival in PDAC Patients Treated with a Combination of AM0010 and FOLFOX (n=21)

Data as of December 13, 2017

The combination of AM0010 with FOLFOX was well tolerated in our Phase 1/1b clinical trial. Sixteen percent of patients treated with AM0010 plus FOLFOX were observed to have experienced peripheral neuropathy that were reported to be Grade 1 or 2 and no patients were reported to have experienced peripheral neuropathy that were reported to be Grade 3 or 4 (severe or life-threatening). Based on medical literature, approximately 44% of PDAC patients treated with FOLFOX alone experienced treatment-related peripheral neuropathy, with up to 7% being Grade 3 or 4, as reported by the Zaanan Article. These findings indicate that the anti-inflammatory properties of AM0010 may reduce the rates and severity of peripheral neuropathy associated with FOLFOX and potentially improve tolerance to this chemotherapeutic regimen and increase the dose intensity of the AM0010 plus FOLFOX combination. Patients receiving AM0010 plus FOLFOX in our Phase 1/1b clinical trial received a median of two prior therapies, including chemotherapeutics known to be toxic to the bone marrow. As such, these patients with limited bone marrow reserve would typically be more likely to experience lower levels of erythrocytes and thrombocytes in the blood after treatment, resulting in higher rates of anemia, thrombocytopenia and neutropenia compared to patients who had received fewer prior courses of therapy. Grade 3 or 4 adverse events are defined as severe or life-threatening events. Among 25 PDAC patients treated with AM0010 plus FOLFOX, Grade 3 or 4 adverse events experienced by two or more patients were: anemia (13 patients (52%)), thrombocytopenia (14 patients (56%)), neutropenia (nine patients (36%)), leukopenia (four patients (16%)), fatigue (four patients (16%)), dehydration (three patients (12%)), sepsis (three patients (12%)) and increases in blood bilirubin (three patients (12%)). Other adverse events experienced in only two patients (8% of patients treated) were: hypertension, vomiting and increases in blood alkaline phosphatase.

Twelve PDAC patients treated with AM0010 in combination with FOLFOX had elevated CA 19-9 levels and both a baseline and post-baseline measurement. Of these 12 patients, 75.0% had a reduction in CA 19-9, 58.3% had a reduction in CA 19-9 greater than 20% and 41.7% had a reduction in CA 19-9 greater than 60%. Two of these patients achieved a complete response.

CA 19-9 Serum Levels in PDAC Patients Treated with a Combination of AM0010 and FOLFOX

Ongoing Phase 3 Clinical Trial (SEQUOIA)

Based on the results of our Phase 1/1b clinical trial in PDAC patients, we have initiated SEQUOIA, a pivotal Phase 3 clinical trial. In this study, AM0010 in combination with FOLFOX will be compared with FOLFOX alone, as second-line therapy in patients with PDAC that have progressed during or following a first-line gemcitabine-containing regimen. The trial design is shown in the figure below.

Phase 3 PDAC Pivotal Clinical Trial Design Schema

We plan to enroll approximately 566 PDAC patients who will be randomized by two stratifications: (i) prior gemcitabine versus prior gemcitabine/nab-paclitaxel and (ii) three geographic areas (North America vs. E.U. vs. Asia Pacific). Patients will receive treatment with AM0010 in combination with FOLFOX (ARM 1) or treatment with FOLFOX alone (ARM 2). Each arm will receive up to 12 cycles of FOLFOX. In the absence of tumor progression, patients in ARM 1 may continue maintenance with AM0010 alone or AM0010 + 5-FU/LV after completion of the 12 cycles of FOLFOX or FOLFOX intolerance. Overall survival is the primary endpoint with PFS, ORR and safety as secondary endpoints.

There will be two interim analyses. The first interim analysis was performed once at least 60 randomized PDAC patients had the opportunity to receive four months of therapy from the date of randomization. Based on the first interim analysis, the Data Monitoring Committee (DMC) reviewed the PK exposure for both safety and efficacy and provided a recommendation for a Go/ No Go decision to continue enrollment. The first interim analysis was conducted on March 25, 2018 and after reviewing the data on 60 patients who had reeived four moths of therapy, the DMC recommended that the study continue without modification.

The second interim analysis will occur when there are at least 276 deaths (70% of the total 393 deaths needed for the final analysis) on study. Based on the second interim analysis, the DMC will recommend (i) completing enrollment, (ii) stopping for superiority of survival or (iii) discontinuing the trial. The final analysis will be conducted after 393 deaths have occurred on study. If the trial demonstrates a statistically significant survival benefit, we plan to submit a BLA for AM0010 in combination with FOLFOX as a second-line therapy in patients with advanced metastatic pancreatic cancer. Both the second interim analysis and the final anlaysis are expected to be conducted in 2020.

FDA’s determination of statistical significance generally indicates a finding that the success of the trial is not due to error or random chance. Subject to a number of variables and exceptions, the FDA typically expects the primary statistical analyses (on the primary endpoints) supporting the efficacy of a drug or biologic to meet the conventional level of statistical significance, which contemplates a p-value of 0.05 or less in a two-tailed test. Lower p-values for efficacy analyses lend greater evidentiary support to the credibility of the clinical trial results.

Generally, the FDA has stated that the most reliable method for demonstrating efficacy is to show a statistically significant improvement in a clinically meaningful endpoint in randomized controlled trials. The FDA has specifically noted that for cancer drugs and biologics, prolongation of survival (overall survival) is a common later phase efficacy endpoint that evaluates clinical benefit. In this context, the demonstration of a statistically significant improvement in overall survival can be considered to be clinically significant for a product with an acceptable toxicity profile. Thus, statistically significant differences in overall survival between a treatment and control group may provide substantial evidence of efficacy and may support the approval of a new oncology drug or biological product.

The FDA and European Commission have granted AM0010 Orphan Drug designation for the treatment of pancreatic cancer. The FDA also granted Fast Track designation for AM0010 in combination with FOLFOX as a second-line therapy in patients with pancreatic cancer.

AM0010 with anti-PD-1 in Non-Small Cell Lung Cancer

Market size

Lung cancer is the leading cause of cancer-related death in the United States and in the rest of the world. According to estimates by the American Cancer Society, approximately 222,500 new cases were expected to be diagnosed and approximately 155,870 people were expected to die of this disease in 2017 in the United States alone.

There are two types of lung cancer; non-small cell lung cancer (NSCLC) and small cell lung cancer (SCLC). NSCLC represents 80% to 85% of all lung cancers, is further subdivided into three distinct histological subtypes; non-squamous cell or adenocarcinoma (40% to 45%), squamous cell carcinoma (25% to 30%), and large cell carcinoma (10%).

The majority of lung cancer patients present with either stage IV / metastatic (57%) or stage III locally advanced (22%) disease. Of those patients presenting with metastatic disease, approximately 85% might be candidates for systemic drug therapy if they are fit and resilient (performance scores 0, 1, or 2). About 50% to 70% of NSCLC patients typically receive a second-line therapy, and approximately 25% to 35% receive a third-line therapy.

Treatment landscape for NSCLC

Until recently, first-line therapy in NSCLC consisted of platinum-based doublet regimens (e.g. carboplatin or cisplatin plus another chemotherapeutic agent such as pemetrexed or bevacizumab). The documented mOS for NSCLC patients receiving a platinum-based doublet as initial therapy is approximately 10 months. The five-year landmark survival rate for all patients with advanced NSCLC is approximately 15%.

Immune checkpoint inhibitors have shown promising results in NSCLC across histological subtypes and lines of therapy. Initial treatment selection in the first-line setting of NSCLC is usually contingent upon tumor PD-L1 expression status. High tumor PD-L1 expression is defined as >50% of the tumor cells having PD-L1 on their cell surface. This population of patients is more likely to respond to a PD-1 or PD-L1 inhibitor as an initial therapy for NSCLC. Low tumor PD-L1 expression is defined as 1% to 49% of the tumor cells having PD-L1 on their cell surface and non-PD-L1 expression is defined as <1% of the tumor cells having PD-L1 on their cell surface. Low PD-L1 and non-PD-L1 expressing patients are less likely to respond to a PD-1 or PD-L1 inhibitor.

The FDA approved pembrolizumab, an anti-PD-1 checkpoint inhibitor as first-line therapy for NSCLC patients who have a high proportion of tumor cells expressing PD-L1 (>50%). The FDA also approved pembrolizumab in combination with pemetrexed and carboplatin as first-line treatment for NSCLC patients regardless of tumor PD-L1 expression status. This accelerated approval was based on response rate and progression-free survival. Final approval is contingent on the study’s overall survival readout and potentially verification in confirmatory trials.

Several clinical trials testing the combinations of immune checkpoint inhibitors (doublets such as nivolumab plus ipilimumab or durvalumab plus tremelimumab) and immune checkpoint inhibitors plus chemotherapy are currently underway in first-line NSCLC.

In the second-line setting of NSCLC, the FDA has approved both nivolumab (PD-1 inhibitor) and atezolizumab (PD-L1 inhibitor) in all patients regardless of tumor PD-L1 expression status and pembrolizumab (PD-1 inhibitor) in patients with tumor PD-L1 expression. All three products were approved based on trials in patients that had failed or relapsed after initial therapy with a platinum-based doublet. In these trials of second-line NSCLC patients across PD-L1 expression status and histological subtypes, the average objective response rate was approximately 15-20%, the average disease control rate was approximately 40%, the mPFS was between 3 to 4 months and the mOS was approximately 13 months.

These data illustrate the obvious remaining unmet medical need to improve objective tumor response rates and overall survival of current therapies for NSCLC. In our Phase 1/1b clinical trial in NSCLC, we evaluated AM0010 as both a single agent and in combination with nivolumab or pembrolizumab and we are launching CYPRESS, a Phase 2b clinical development program in NSCLC.

Our clinical development of AM0010 in NSCLC

Current clinical data

The table below presents the prior treatment history and efficacy results of patients with advanced, later-stage NSCLC in our Phase 1/1b clinical trial for both AM0010 monotherapy and AM0010 in combination with either pembrolizumab or nivolumab as of October 29, 2017.

Clinical Efficacy of AM0010 Monotherapy and AM0010 Combination Therapy with Pembrolizumab or Nivolumab in NSCLC

	AM0010	AM0010 + PEMBROLIZUMAB	AM0010 + NIVOLUMAB
No. of Treated Patients	9	5	29
No. of Evaluable Patients	7	5	22
Median Prior Therapies (range)	3 (1-7)	2 (0-5)	2 (1-3)
Objective Response Rates (ORR) (%)	0	2 (40%)	9 (41%)
Complete Responses (CR)	0	0	0
Partial Responses (PR)	0	2 (40%)	9 (41%)
Disease Control Rate (DCR)	4 (57.1%)	5 (100%)	18 (81.8%)
Median Follow-Up Time, months (range)	30.7 (9.9-37.7)	31.2 (28.3-33)	17.5 (8.3-25.9)
Median Overall Survival (mOS), months	15.4	TBD	NR
Median Progression-Free Survival (mPFS), months	1.8	11.0	NR

TBD: mOS for thePembro cohort was reached in the first quarter of 2018, and will be disclosed in an upcoming medical conference.

NR: not reached

Note: Study in progress, numbers as of October 29, 2017.

AM0010 monotherapy

There were no objective responses observed in the seven heavily pre-treated NSCLC evaluable patients exposed to AM0010 monotherapy in the Phase 1/1b clinical trial. However, the mOS was 15.4 months (median follow up of 30.7 months with a range between 9.9 and 37.7 months) and the landmark one year survival rate was 55.6%. This is promising given the mOS for nivolumab, a standard of care in the second-line setting for NSCLC, is 9.2 months for squamous NSCLC and 12.0 months for non-squamous NSCLC and the one year survival is 42% and 52% for these subtypes, respectively.

Overall Survival of NSCLC Patients Treated with AM0010 Monotherapy (n=9)

AM0010 and PD-1 inhibitors

There were objective responses observed in the 27 NSCLC evaluable patients exposed to AM0010 plus either nivolumab (n=22, median number of prior therapies 2, range 1-3) or pembrolizumab (n=5, median number of prior therapies 2, range 0-5) in the Phase 1/1b clinical trial. There were nine (41%) partial responders in the AM0010 plus nivolumab cohort and two (40%) partial responders in the AM0010 plus pembrolizumab cohort. The mPFS in the AM0010 plus nivolumab cohort has not been reached while the mPFS in the AM0010 plus pembrolizumab cohort is 11 months. For comparison purposes, the mPFS for pembrolizumab in the second-line setting was 3.0 months in a study reported in the Garon Article. The mOS in the pembrolizumab cohort has been reached in the first quarter of 2018, and will be disclosed at an upcoming medical meeting, but the mOS for the nivolumab cohort has not yet been reached. We are encouraged by overall survival data we have seen this far, and by the tail on the overall survival curve which is indicative of long-term survivors. For comparison purposes, a one-year survival of 51% was reported for patients treated with nivolumab by Borghaei et al., Nivolumab Versus Docetaxel in Advanced Nonsquamous Non-Small-Cell Lung Cancer, The New England Journal of Medicine (2015).

Overall Survival of NSCLC Patients Treated with a Combination of AM0010 and Nivolumab

Importantly, we have observed ORRs for AM0010 in combination with anti-PD-1 immune checkpoint inhibitors that are higher than reported for immune checkpoint inhibitors alone at all levels of PD-L1 expression (see table below). For patients with tumors that highly expressed PD-L1 (>50%), the ORR was 80% (vs. 44% as reported in the Garon Article for pembrolizumab monotherapy in the second-line setting of high tumor PD-L1 expression). Of particular interest is a 40% ORR (n=15, 6 PRs) in patients with low to no tumor PD-L1 expression (<50%) and a 33% ORR (n=12, 4 PRs) in the tumor non-PD-L1 expressing (<1%) patients. In studies of pembrolizumab alone in tumor non-PD-L1 expressing patients the ORR was approximately 9%.

These findings indicate that AM0010 may overcome non-PD-L1 mediated immune escape mechanisms and potentially improve the response rates in patient populations resistant or refractory to PD-1 or PD-L1 inhibitors.

Response Rates by PD-L1 Status in NSCLC Patients Treated with AM0010 in Combination with Pembrolizumab or Nivolumab (n=27)

	PD-L1 STATUS*
	ALL	<1%	1-49%	>=50%
Number of patients	27	12	3	5
Number of patients with a PR (%)	11 (41%)	4 (33%)	2 (67%)	4 (80%)

*	Seven patients were not evaluable for PD-L1 status

It has been reported by Tumeh et al., Liver Metastasis and Treatment Outcome with Anti-PD-1 Monoclonal Antibody in Patients with Melanoma and NSCLC, Cancer Immunology Research (2017), that the presence of metastases in the liver worsens the prognosis and reduces the response and progression-free survival of cancer patients treated with a variety of therapies including immune checkpoint inhibitors. In our Phase 1/1b clinical trial of AM0010 combined with either pembrolizumab or nivolumab in NSCLC, eight patients had liver metastasis, which is the expected incidence reported in other studies. Of those eight patients, five had a partial response. In addition, these eight patients had a combined total number of 18 target secondary lesions in the liver, of which 16 had a reduction in size. More importantly, 14 of these 16 lesions showed more than a 50% reduction in size (see figure below). These findings indicate that treatment with AM0010 in combination with immune checkpoint inhibitors may have a therapeutic impact on liver metastases and potentially improve clinical outcomes.

Change in Measurable Secondary Liver Lesions in NSCLC Patients Treated with AM0010 in Combination with Pembrolizumab or Nivolumab (n=18 lesions)

Based on these results we will launch our Phase 2b program in NSCLC, CYPRESS, which will initially include two randomized clinical trials across levels of PD-L1 expression and lines of treatment. We plan to begin enrolling patients in these trials in the first quarter of 2018 and given the open label design of the trials we expect to have preliminary response data in a meaningful number of patients in both trials by late 2018, which we expect will inform our regulatory strategy and next steps in the development of AM0010 in NSCLC. We also expect to have additional data from both trials in 2019.

The first clinical trial, CYPRESS-1 will compare the safety and efficacy of AM0010 plus pembrolizumab to standard of care pembrolizumab alone as front-line therapy for patients with high tumor PD-L1 expression (>50%). The second clinical trial, CYPRESS-2 will compare the safety and efficacy of AM0010 plus nivolumab to standard of care nivolumab alone in the second-line setting (one prior therapy that was not a PD-1 or PD-L1 inhibitor) in patients with low tumor PD-L1 expression (<50%). Based on the results of CYPRESS-1 and CYPRESS-2 and the evolving treatment landscape for NSCLC, we may expand the CYPRESS program to include additional studies that could support registration of AM0010, as well as studies that could include our pipeline anti-PD-1 checkpoint inhibitor (AM0001).

It has been reported that lower than expected response rates to immune checkpoint inhibitors (e.g. nivolumab, pembrolizumab) across a number of tumor types might be explained by tumor mutational burden (TMB), which is the total number of mutations per coding area of a tumor genome (Yarchoan et al., Tumor Mutational Burden and Response Rate to PD-1 Inhibition, The New England Journal of Medicine (2017)).

We evaluated the TMB of tumors from NSCLC patients in our Phase 1/1b clinical trial who received AM0010 in combination with nivolumab and were available for testing. The figure below illustrates the results of that assessment relative to TMB status and PD-L1 expression status. For the four subjects with low TMB and high PD-L1 expression the ORR was 75% and the DCR was 100%. For the four subjects with low TMB and low PD-L1 expression the ORR 50% and the DCR was 100%.

NSCLC Tumor Mutational Burden and PD-L1 Expression in AM0010 plus Nivolumab Treated Patients (n=10)

Note: High/Low TMB stratification (243) used in Carbone et al, NEJM 2017

These findings may indicate that AM0010 in combination with standard of care anti-PD-1/PD-L1 inhibitors is a potential approach to the poorer responding low TMB population regardless of PD-L1 expression status.

Our development of AM0010 for the Treatment of Renal Cell Carcinoma (RCC)

Current clinical data

The table below presents the prior treatment history and efficacy results of patients with advanced, later-stage RCC in our Phase 1/1b clinical trial for both AM0010 monotherapy and AM0010 in combination with either pembrolizumab or nivolumab as of October 29, 2017

Clinical Efficacy of AM0010 Monotherapy (n=19) and AM0010 Combination Therapy with Pembrolizumab or Nivolumab (n=37) in RCC

	AM0010	AM0010 + PEMBROLIZUMAB	AM0010 + NIVOLUMAB
No. of Treated Patients	19	8	29
No. of Evaluable Patients	16	8	26
Median Prior Therapies (range)	3 (0-7)	2 (0-5)	1 (1-3)
Objective Response Rates (ORR) (%)	4 (25%)	4 (50%)	10 (38.5%)
Complete Responses (CR)/100% PR*	0 (0%)	2 (25%)	0 (0%)
Partial Responses (PR)	4 (25%)	2 (25%)	10 (38.5%)
Disease Control Rate (DCR)	9 (56.3%)	8 (100%)	21 (80.8%)
Median Follow-Up Time, months (range)	Not applicable	29.4 (12.3-30.6)	13.8 (0.5-19.8)
Median Overall Survival (mOS), months	9.8	NR	NR
Median Progression-Free Survival (mPFS), months	1.9	16.7	NR

*	Partial Responses with 100% reduction in measurable disease.

NR:	not reached
Note:	Study in progress, numbers as of October 29, 2017.

For later-stage RCC patients receiving AM0010 monotherapy in the Phase 1/1b clinical trial, the ORR was 25%, the DCR was 56.3% and mPFS was 1.9 months. For comparison purposes, nivolumab studies in second-line RCC reported an average ORR of about 20%, a DCR of between 57% and 65% and a mPFS of between 2.7 months and 4.2 months.

For later-stage RCC patients receiving AM0010 plus pembrolizumab in the Phase 1/1b clinical trial, the mPFS was 16.7 months and the mOS has not yet been reached after a median follow-up time of 29.4 months. For RCC patients receiving AM0010 plus nivolumab, the mPFS and mOS has not yet been reached after a median follow-up time of 13.8 months. For comparison purposes, nivolumab studies in second-line RCC reported an average mPFS of between 2.7 months and 4.2 months and mOS of between 18.2 and 25.5 months.

We are developing a plan to study AM0010 plus an immune checkpoint inhibitor in RCC. Therapy for treatment-naïve RCC is evolving. For example, in a recent study, combination immunotherapy (nivolumab plus ipilimumab) proved superior to the established standard of care targeted monotherapy (sunitinib). In addition, therapy for relapse RCC is also changing. As nivolumab plus ipilimumab becomes more commonly used in treatment-naïve patients, fewer immune-based therapies may be used in the relapse setting while currently approved targeted therapies are used in the post-front-line setting including sunitinib, axitinib and everolimus, becoming more prevalent.

Given the evolving therapeutic landscape for treatment-naïve and relapse RCC patients and the clinical and safety data obtained in our Phase 1/1b clinical trial, there are multiple potential clinical development approaches for AM0010 in both the first-line and second-line settings. For example, in the RCC first-line setting AM0010 could be combined with nivolumab and ipilimumab (vs. nivolumab + ipilimumab), in combination with nivolumab alone (vs. sunitinib) or in combination with pembrolizumab alone (vs. sunitinib). In the RCC second-line setting, AM0010 could potentially be combined with approved SOC targeted therapies and compared to those therapies alone. We expect that the evolving landscape for treatment naïve and relapse RCC patients will change in the first half of 2018, which will allow us to settle on a development plan for AM0010 in RCC. As a result, we expect to commence a combination trial with AM0010 and a standard of care therapy in RCC in the second half of 2018.

AM0010 for the Treatment of Additional Cancer Indications

As part of our Phase 1/1b clinical trial, AM0010 has been studied in combination with pembrolizumab in melanoma patients whose tumors are resistant or refractory to immune checkpoint blockade and who failed a median number of three prior therapies. The one-year survival rate was 57% and the mOS is 16.7 months with median follow-up time of 24.6 months and a range between 1.2 and 27.4 months. We are encouraged by the tail on the overall survival curve which is indicative of long term survivors. As a comparison, a recent study reports a mOS of 8 months in patients who received pembrolizumab in combination with ipilimumab after they progressed on prior treatment with ipilimumab and anti-PD-1 monotherapies (Kirchberger et al., Combined Low-Dose Ipilimumab and Pembrolizumab After Sequential Ipilimumab and Pembrolizumab Failure in Advanced Melanoma, European Journal of Cancer (2016)).

Overall Survival of Ipilimumab and Anti-PD-1 Resistant or Refractory Melanoma Patients Treated with a Combination of AM0010 and Pembrolizumab (n=25)

AM0010 monotherapy was studied in microsatellite stable CRC patients who had a median number of four prior therapies. The mOS was 11 months, as indicated in the figure below. These data appear favorable to the reported mOS of 7.1 months for LONSURF (Mayer et al., Randomized Trial of TAS-102 for Refractory Metastatic Colorectal Cancer, The New England Journal of Medicine (2015)), a combination of trifluridine and tipiracil, which was approved by the FDA in 2015 for the treatment of metastatic CRC in third or later line of treatment.

Overall Survival of CRC Patients (4th LOT) Treated with AM0010 Monotherapy (n=27)

We are evaluating Phase 2 clinical trials to study AM0010, as a monotherapy or in a combination, in these indications in the future.

Manufacturing

We currently do not own or operate any manufacturing facilities. We rely, and expect to continue to rely for the foreseeable future, on third party CMOs to produce our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We require that our CMOs produce bulk drug substances and finished drug products in accordance with current Good Manufacturing Practices (cGMPs) and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

We have engaged CMOs to manufacture AM0010 and AM0001 drug product for preclinical and clinical use. Additional CMOs are used to label, package and distribute drug product for preclinical and clinical use. We obtain our supplies from these CMOs on a purchase order basis and do not have a long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply. For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

Commercialization Plan

We currently have exclusive global development, marketing and commercialization rights for AM0010 and AM0001. We plan to continue to develop and seek regulatory approval for the use of these products in various indications. As our products advance through the pipeline, our commercial plans may change. Clinical data, the size of the development programs, the size of the target market, the size of the commercial infrastructure and manufacturing needs may all influence our commercialization strategy. We may enter into strategic relationships with biotechnology or pharmaceutical companies to realize the full value of our immunotherapies and their use in combination with other treatments to benefit patients.

Intellectual Property

Introduction and Overview

Our success depends in part on our ability to obtain, maintain and enforce patent and other proprietary protections of our commercially important technology and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products will depend on the extent to which we have rights under valid and enforceable patents or trade secrets that protect these activities. We seek to protect proprietary technology, inventions, and improvements that are commercially important to our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties.

To attempt to achieve this objective, a strategic focus for us has been to identify and license key patents and patent applications that serve to enhance our intellectual property and technology position. However, with respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial activities or that such existing or patents that may be granted will not be susceptible to a successful validity challenge by a third party.

Our intellectual property strategy seeks to provide multiple layers of protection for our product candidates, including: (1) patent rights with claims directed to core active ingredients used in our products; (2) patent rights directed to methods of treatment for therapeutic applications of our product candidates; (3) patent rights directed to pharmaceutical forms of the product candidates; and (4) patent rights directed to innovative manufacturing processes.

As of March 15, 2018, our patent portfolio includes 85 issued patents (10 of which are in the United States) and 115 pending patent applications (19 of which are in the United States) which we either own or for which we have an exclusive commercial license (either in its entirety or within our field of use), as is more fully described below.

Our lead product candidate, AM0010, is a pharmaceutical formulation comprising mono- and di-PEGylated forms of IL-10. The foundation of our IL-10 patent estate is based on intellectual property licensed to us pursuant to an Exclusive Patent License Agreement effective December 12, 2012, with Merck, Sharp & Dohme Corporation (Merck), as amended, (the Merck Agreement). We exclusively license three patent families pursuant to the Merck Agreement, referred to as ARMO-001, ARMO-002 and ARMO-003. In the ARMO-001 patent family, as of March 15, 2018, we license three issued patents and two pending patent applications in the United States, and 15 issued patents and no pending patent applications in foreign jurisdictions. The foreign jurisdictions where patents have issued in the ARMO-001 family include Austria, Belgium, France, Germany, Hong Kong, Ireland, Italy, Netherlands, Spain, Switzerland and the United Kingdom.

In the ARMO-002 patent family, as of March 15, 2018, we license three issued patents and one pending patent application in the United States, and 27 issued patents and three pending patent applications in foreign jurisdictions. The foreign jurisdictions where patents have issued or are pending in the ARMO-002 family include Australia, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Mexico, Netherlands, New Zealand, Norway, Philippines, South Africa, Spain, Switzerland and the United Kingdom.

In the ARMO-003 patent family, as of March 15, 2018, we license three issued patents and one pending patent application in the United States, and 27 issued patents and three pending patent applications in foreign jurisdictions. The foreign jurisdictions where patents have issued or are pending in the ARMO-003 family include Australia, Austria, Belgium, Canada, China, The Czech Republic, Denmark, European Patent Office, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Italy, Japan, The Netherlands, Norway, Poland, Portugal, Russia, Sweden, Switzerland and the United Kingdom. The type of protection provided by the patents and pending patent applications includes protection related to methods of treatment (use), composition of matter, and methods of manufacturing. In general, the patent terms run 20 years from the earliest non-provisional priority application to which priority is claimed in each patent family. The normal statutory term of the United States and foreign patents and applications will expire on September 28, 2021 for the ARMO-001 patent family, September 27, 2027 for the ARMO-002 patent family, and December 15, 2029 for the ARMO-003 patent family. Certain U.S. patents in these patent families are entitled to day-by-day extensions of term and may have a later expiration date. For more information about the Merck Agreement, see the section below entitled “Merck Agreement.”

As of March 15, 2018, we also own pending patent applications in the United States and foreign jurisdictions with claims directed to compositions of matter of IL-10 variant polypeptides, methods of using IL-10 in combination therapies, including PEGylated forms of IL-10, as well as to IL-10 variant polypeptides that retain IL-10 activity, for treating various diseases and disorders. The foreign jurisdictions in which we own such pending patent applications include Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, New Zealand, Philippines, Russia, South Africa, and South Korea. Several of these pending patent applications are in the international phase as Patent Cooperation Treaty (PCT) applications, which preserve the ability to pursue foreign rights in the countries listed above (in addition to other PCT-member countries). In the event that any patents issue based on these patent applications, such patents would be expected to expire between 2034 and 2038, absent any patent term adjustments or extensions.

As of March 15, 2018, we have one issued U.S. patent, one pending U.S. application and five pending foreign patent applications with claims directed to methods for characterizing IL-10 species. The foreign jurisdictions in which we own such pending patent applications include Australia, Canada, Europe, Hong Kong and Japan. As of March 15, 2018, we own one pending U.S. and five foreign patent applications relating to processes for refolding IL-10 from inclusion bodies arising from recombinant expression in bacterial cells, respectively. The jurisdictions in which we own such pending patent applications include Australia, Canada, China, Europe, and Japan. In the event that patents issue based on these patent applications, such patents would be expected to expire between 2034 and 2035, absent any patent term adjustments or extensions.

Additionally, as of March 15, 2018, we have one U.S. patent application and nine foreign applications with composition of matter claims directed to IL-15 variant peptides and methods of using such variant peptides for treating various diseases, disorders or conditions. The foreign jurisdictions in which we own such pending patent applications include Australia, Canada, China Europe, Hong Kong, Japan, South Korea, Mexico, and South Africa. We own another patent application with claims directed to PEGylated forms of IL-15 and methods of using such variant peptides for treating various diseases, disorders or conditions. As of March 15, 2018, this application is in the PCT international stage of prosecution. In the event that patents issue based on these patent applications, such patents would be expected to expire in 2035 and 2036, respectively, absent any patent term adjustments or extensions.

Additionally, as of March 15, 2018, we own a PCT patent application directed to clinical applications of IL-12 in combination with IL-10, including PEGylated forms of IL-10. In the event that patents issue based on this patent application, such patents would be expected to expire in 2036, absent any patent term adjustments or extensions.

Patent Term Adjustments Arising From Patent Office Administrative Delays

Patents are granted on a territorial basis and the term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the United States, the term of a patent may be extended due to patent term adjustment in the United States Patent and Trademark Office pursuant to 35 USC 154, which law is intended to compensate a patentee for administrative delays in the patent prosecution process caused by the U.S. Patent and Trademark Office. Alternatively, the term of a patent may be shortened if a patent is terminally disclaimed over an earlier-filed patent. When applicable, we expect to apply for patent term extensions for patents owned, controlled or exclusively licensed to us.

Patent Term Extensions Arising from Regulatory Delays

Patent term extensions may also be granted arising from delays generated by compliance with regulatory processes. In the United States, the term of a patent that covers an FDA-approved drug may be eligible for a patent term restoration pursuant to 35 USC 156 of up to five years under the Drug Price Competition and Patent Term Restoration Act of 1984 also referred to as the Hatch-Waxman Act. The length of the patent term restoration is calculated by the USPTO based on the length of time the drug is under regulatory review. It should be noted that in contrast to extensions pursuant to 35 U.S.C. 154 for administrative delays at the USPTO, patent term extension under 35 U.S.C. 156 for regulatory delays at the FDA does not extend to the full scope of the patent claims, but only to the extent they cover the approved product and approved indication upon which the extension was based. In other words, the Hatch-Waxman act does not extend all claims of the subject patent, and the practice of those claims by third parties after the original patent term, as extended pursuant to 35 USC 154, expires may not constitute infringement. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Moreover, only one patent encompassing an approved drug or method of treatment using that drug, may be extended. Moreover, a patent can only be restored once, and thus, if a single patent is applicable to multiple products, it can only be extended one time for one approved product. Moreover, once a product is approved, it cannot serve as the basis for patent term extension of another patent at a later time, even if the product is approved for a different indication. When possible, depending upon the length of clinical trials and other factors involved in the submission of a Biologics License Application (BLA), we expect to apply for patent term extensions for patents owned, controlled or exclusively licensed to us covering our product candidates and their methods of use, to the extent the law allows.

Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. Depending upon the length of clinical trials and other factors, we intend to seek patent term extensions on a country-by-country basis or territorial basis for patents owned, controlled or exclusively licensed to us covering our product candidates and their methods of use, as appropriate. Beyond the statute connecting patent term and FDA approval, the two are unrelated. Patent issuance does not affect FDA approval and FDA approval does not affect issuance of a patent.

Trade Secrets

We may rely, in some circumstances, on trade secrets to protect our technology. We seek to protect our proprietary technology and processes, in part, by entering into agreements containing industry standard provisions of confidentiality with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

However, trade secrets can be difficult to protect. While we have confidence in our employees, consultants, advisors, contractors and security systems, it is possible that agreements with these individuals or entities and our security measures may be breached and resulting loss of such trade secrets resulting in harm to the company that may not be remedied under existing laws. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. Additionally, in the event that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, we may become involved in disputes relating to such intellectual property which may affect our rights in intellectual property arising from the activity of our consultants, contractors or collaborators.

Merck Agreement

Pursuant to the Merck Agreement, we obtained a worldwide exclusive royalty bearing license under specified patents and know-how to develop, manufacture and commercialize products containing PEGylated human IL-10 polypeptide for all therapeutic purposes in humans. Under the Merck Agreement, we are obligated to use diligent efforts to develop and commercialize the licensed product.

In consideration for the license agreement, we paid Merck an initial license fee and we will be required to pay milestone payments up to $11.3 million upon the occurrence of certain events. Through December 31, 2017, milestone payments totaling $1.45 million have been paid to Merck.

Unless earlier terminated, the Merck Agreement will continue in effect on a country-by-country and product-by-product basis until the expiration of our obligation to pay royalties. We are also obligated to pay Merck a royalty on net sales of licensed products on a country-by-country basis. Our obligation to pay royalties is based upon single digit percentages of royalties of annual net sales on licensed products, based upon the amount of such net sales. Our obligation to pay royalties expires on product-by-product and country-by-country basis, upon the last to occur of (i) the expiration of the last valid claim of a licensed patent right under the Merck Agreement covering a licensed product in such country, (i) or the tenth anniversary of the first commercial sale of a licensed product in such country. We have the right to unilaterally terminate the Merck Agreement with advance written notice to Merck. Merck has the right to terminate the Merck Agreement in the event we undergo a change of control and our successor decides not to continue the development and/or commercialization of the licensed product. The Merck Agreement may also be terminated by either party for cause if there is an uncured material breach of the agreement by the other party or upon the bankruptcy of the other party.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our product candidates, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions among others. Any drug candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. Generic drugs for the treatment of cancer and the other indications on which we currently plan to initially focus are currently on the market, and additional drugs are expected to become available on a generic basis over the coming years. If we obtain marketing approval for our drug candidates, we expect that they will be priced at a significant premium over competitive generic drugs.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. There are other companies working to develop immunotherapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. These companies are developing different types of immunotherapies, including monoclonal antibodies, adoptive cell transfer, cytokines, oncolytic viruses and vaccines.

To our knowledge there are no other IL-10 cytokine programs in clinical development for oncology. Our initial targeted indications for AM0010 (PEG-IL-10) include PDAC, NSCLC and RCC. Treatment for these patients has historically been chemotherapies and targeted therapies. More recently, Bristol-Myers Squibb, Merck & Co. and Roche have received approval for an immune checkpoint inhibitors for NSCLC, Bristol-Myers Squibb has also received approval for an immune checkpoint inhibitor for RCC. Several checkpoint inhibitors are also under investigation in pancreatic cancer. There are increasing efforts in clinical development to combine different therapies to improve patient outcomes in these indications. We believe that if AM0010 were approved in combination with FOLFOX for the treatment of pancreatic cancer or with immune checkpoint inhibitors for the treatment of NSCLC or RCC it would face competition from these standard of care approaches and other investigational drugs being tested in combination therapies.

For AM0001, our anti-PD-1 monoclonal antibody, AstraZeneca PLC, Bristol-Myers Squibb Company, Merck, Merck KGaA (which operates its healthcare business in the United States and Canada as EMD Serono) and Roche Holding Ltd all have marketed products targeting PD-1 or PD-L1 that are approved for the treatment of cancers. Additionally, a number of biotechnology and pharmaceutical companies have products in early to mid-stage clinical development targeting PD-1 or PD-L1.

With regards to our additional preclinical pipeline, there are a number of programs of other biotechnology and pharmaceutical companies that can be considered competitors.

GOVERNMENT REGULATION

Drug Development and Approval in the U.S.

As a biopharmaceutical company operating in the United States, we are subject to extensive regulation by the FDA and by other federal, state, and local regulatory agencies. The FDA regulates our products under the federal Food, Drug, and Cosmetic Act (FDCA), the Public Health Service Act (PHSA), and their implementing regulations. Under the FDCA, new drugs other than biological products (biologics) that are marketed in the United States generally must be FDA-approved under a New Drug Application (NDA). For biologics, under section 351 of the PHSA an FDA-approved Biologics License Application (BLA) is required prior to marketing in the United States. Biologics (other than biological medical devices) meet the FDCA definition of drugs and, consequently, are subject to FDCA requirements for drugs, except that they are licensed under the PHSA rather than approved through an NDA. The applicable provisions of the FDCA, the PHSA, and the implementing regulations set forth, among other things, requirements for preclinical and clinical testing, product development, manufacture, licensure, labeling, storage, distribution, record keeping, reporting, import, export, advertising, and promotion of our products and product candidates.

The process for obtaining regulatory approval to market a biologic is expensive, often takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. The steps required before a biologic may be licensed for marketing of an indication in the United States generally include:

•	Preclinical laboratory tests and animal tests;

•	Submission to the FDA of an Investigational New Drug application (IND) for human clinical testing, which must become effective before human clinical trials may commence;

•	Adequate and well-controlled human clinical trials to establish the safety, purity, and potency (including efficacy) of the product for its intended use;

•	Submission to the FDA of a BLA; and

•	FDA review and approval of the BLA.

Preclinical Studies. Before testing any investigational biopharmaceutical in human subjects in the United States, a company must generate extensive preclinical data. Preclinical testing typically includes laboratory evaluation of product composition and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. In addition, concurrent with clinical trials, companies sometimes complete additional animal studies and develop additional information about the chemistry and physical characteristics of the drug. Animal studies must be performed in compliance with the FDA’s Good Laboratory Practice (GLP) regulations and the United States Department of Agriculture’s Animal Welfare Act.

IND Application. Human clinical trials conducted in the United States cannot commence until an IND application is submitted and becomes effective. A company must submit preclinical testing results to the FDA as part of the IND, and the FDA must evaluate whether there is an adequate basis for testing the drug in initial clinical trials in human volunteers. Unless the FDA raises concerns, the IND becomes effective 30 days following its receipt by the FDA. At any time the FDA may stop clinical trials by placing them on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

Clinical Trials. Clinical trials involve the administration of the investigational drug to healthy human volunteers or to patients, under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA’s Good Clinical Practice (GCP) standards, which establish standards for conducting, recording data from, and reporting the results of clinical trials. GCP requirements are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected.

Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is submitted to the FDA as part of the IND. In addition, each clinical trial must be reviewed, approved, and conducted under the auspices of an Institutional Review Board, or IRB. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events.

Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another:

•

Phase 1 clinical trials include the initial administration of the investigational drug to humans, typically to a small group of healthy human subjects, but occasionally to a group of patients with the targeted disease or disorder. Phase 1 clinical trials generally are intended to determine the metabolism and pharmacologic actions of the drug, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. Sponsors sometimes designate their Phase 1 clinical trials as Phase 1a or Phase 1b. Phase 1b clinical trials are typically aimed at confirming dosing, pharmacokinetics and safety in larger number of patients. Some Phase 1b studies evaluate biomarkers or surrogate markers that may be associated with efficacy in patients with specific types of diseases.

•	Phase 2 clinical trials generally are controlled studies that involve a relatively small sample of the intended patient population, and are designed to develop data regarding the product’s effectiveness, to determine dose response and the optimal dose range, and to gather additional information relating to safety and potential adverse effects.

•	Phase 3 clinical trials are conducted after preliminary evidence of effectiveness has been obtained and are intended to gather additional information about safety and effectiveness necessary to evaluate the drug’s overall risk-benefit profile, and to provide a basis for physician labeling. Generally, Phase 3 clinical development programs consist of expanded studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the product at the proposed dosing regimen.

Phase 2 and Phase 3 clinical trials can sometimes be combined or collapsed into a single study protocol, such as when optimal dosing and other questions typically explored in Phase 2 clinical trials are already resolved and where the Phase 2 clinical trial is designed sufficiently to yield adequate and well-controlled clinical data on which the FDA can base an approval decision.

A study sponsor is required to register post-Phase 1 clinical trials with the National Institutes of Health (NIH) and to submit certain details for public posting on its clinicaltrials.gov database. Registration must occur not later than 21 days after the first patient is enrolled, and the submission must include descriptive information, recruitment information, location and contact information, and other relevant administrative data. Generally within one year of a trial’s completion, outcomes data and related information must be submitted to the NIH for online dissemination. A BLA, BLA supplement, and certain other submissions to the FDA require certification of compliance with these clinical trials database requirements.

Under the Pediatric Research Equity Act (PREA), BLAs must generally contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant full or partial waivers from PREA requirements, however, including waivers for certain products that are not likely to be used in a substantial number of pediatric patients. Products with orphan drug designation are exempt from PREA requirements for orphan-designated indications, and no formal waiver process is required.

The sponsoring company, the FDA, or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Further, success in early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from clinical activities are not always conclusive and may be subject to alternative interpretations that could delay, limit, or prevent regulatory approval.

BLA Submission and Review

The results of the preclinical testing and clinical trials, together with other detailed information, including information on the manufacture and composition of the product and proposed labeling for the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act (PDUFA), as amended, the fees payable to the FDA when submitting a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. Products with only orphan drug-designated indications are exempt from paying the BLA application fee and, under some circumstances, the program fee.

Each BLA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within 60 days following submission of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. If the FDA finds the BLA sufficiently complete, the FDA will “file” the BLA, thus triggering a full review of the application.

FDA performance goals (which are target dates) and other aspirational measures of agency performance to which the agency, Congressional representatives, and industry agree through negotiations that occur every five years, generally provide for action on original BLA applications within 10 months of the 60-day filing date. The FDA is not expected to meet those target dates for all applications, and the deadline may be extended in certain circumstances, such as when the applicant submits new data late in the review period. In practice, the review process can also be significantly extended by FDA if it requests for additional information or clarification. In some circumstances, FDA can expedite the review of biologics deemed to qualify for priority review, such as those intended to treat serious or life threatening conditions that demonstrate the potential to address unmet medical needs. In those cases, the targeted action date is six months from the 60-day filing date. As part of its review, the FDA may refer the BLA to an advisory committee composed of outside experts for evaluation and a recommendation as to whether the application should be approved. Although the FDA is not bound by the recommendation of an advisory committee, the agency has usually followed such recommendations.

FDA may designate a product as a “breakthrough therapy” if it is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Breakthrough designation provides BLA sponsors with greater interactions with the FDA, and the FDA may initiate a rolling review of individual BLA sections before the application is submitted in full. The FDA may also take certain actions with respect to breakthrough therapies, including: providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design efficient clinical trials.

The outcome of the FDA’s review, even if generally favorable, may not be an actual approval but instead a “complete response letter” communicating the FDA’s decision not to approve the application, outlining the deficiencies in the BLA, and identifying what information and/or data (including additional preclinical or clinical data) are required before the application can be approved. Even if such additional information and data are submitted, the FDA may decide that the BLA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do.

Before approving a BLA, the FDA typically will also inspect the facilities at which the product is manufactured and will not approve the product unless the facilities comply with the FDA’s current good manufacturing practice (cGMP) requirements. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process.

FDA approval of any application may include many delays or never be granted. If a product is approved, the approval may impose limitations on the indicated uses for which the product may be marketed and may require that warning statements be included in the product labeling. The FDA also may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy (REMS), or otherwise limit the scope of any approval. Additionally, the FDA may require post-approval commitments, including the completion within a specified time period of additional clinical trials, which often are referred to as “Phase 4” studies or “post-marketing requirements.” Obtaining regulatory approval often takes a number of years, involves the expenditure of substantial resources, and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.

Biosimilar Competition and Regulatory Exclusivity in the U.S.

In 2010, the Biologics Price Competition and Innovation Act (BPCIA) was enacted, creating a statutory pathway for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, reference biological products licensed under the Public Health Service Act.

Under the BPCIA, innovator manufacturers of original reference biological products are granted 12 years of exclusive use before biosimilar versions of such products can be licensed for marketing in the United States. This means that the FDA may not approve an application for a biosimilar version of a reference biological product until 12 years after the date of approval of the reference biological product, with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results are reported to the FDA. A biosimilar application may be submitted four years after the date of licensure of the reference biological product, but the FDA cannot approve the application until the full exclusivity period has expired. This 12-year exclusivity period operates independently from other protections that may apply to biosimilar competitors, including patents that we hold for our products. Additionally, the BPCIA establishes procedures by which the biosimilar applicant must provide information about its application and product to the reference product sponsor, and by which information about potentially relevant patents is shared and litigation over patents may proceed in advance of approval. The BPCIA also provides a period of exclusivity for the first biosimilar to be determined by the FDA to be interchangeable with the reference product.

Orphan Drug Designation in the U.S.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs and biological products intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA or supplemental BLA. After the FDA grants orphan drug designation, the common identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA.

Orphan drug designation does not—by itself—convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for that drug or biologic for the indication for which it has been designated, the product is entitled to an orphan exclusivity period in which the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years.

Exceptions to the seven-year exclusivity period may apply in limited circumstances, such as where the sponsor of a different version of the product is able to demonstrate that its product is clinically superior to the approved orphan drug product. This exclusivity does not prevent a competitor from obtaining approval to market a different product that treats the same disease or condition, or the same product to treat a different disease or condition. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the holder of the approved orphan drug application is unable to assure the availability of sufficient quantities of the drug to meet patient needs. Orphan exclusivity operates independently from other regulatory exclusivities and other protections against biosimilar competition, including patents that we hold for our products.

A sponsor of a product application that has received an orphan drug designation is also granted tax incentives for clinical research undertaken to support the application. In addition, the FDA will typically coordinate with the sponsor on research study design for an orphan drug and may exercise its discretion to grant marketing approval on the basis of more limited product safety and efficacy data than would ordinarily be required, based on the limited size of the applicable patient population.

Fast Track Designation

The FDA is required to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request.

In addition to other benefits, such as the ability to have more frequent interactions with the FDA, the agency may initiate review of sections of a fast track product’s BLA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s PDUFA review period for a fast track application does not begin until the last section of the BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the agency believes that the designation is no longer supported by data emerging in the clinical trial process.

FDA Post-Approval Requirements

Both before and after the FDA approves a product, the manufacturer and the holder of the BLA for the product are subject to comprehensive regulatory oversight including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

Later discovery of previously unknown problems with a product—including adverse events of unanticipated severity or frequency, issues with manufacturing processes, or failure to comply with regulatory requirements—may result in: mandatory revisions to the approved labeling; the addition of new safety information to the labeling; the imposition of additional post-market studies or clinical trials to assess new safety risks; or the imposition of distribution-related or other restrictions under a REMS program.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for ongoing compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements on the sponsor and any third-party manufacturers that the sponsor may decide to use. The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) and its implementing regulations, as well as the Drug Supply Chain Security Act (DSCSA) and state laws, which collectively regulate the distribution and tracing of prescription drugs and prescription drug samples. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production, distribution. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production, distribution and quality control to maintain cGMP and statutory compliance.

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. A product cannot be commercially promoted before it is approved, and approved drugs may generally be promoted only for their approved indications, although sponsors may engage in non-promotional, balanced communication regarding off-label use under certain conditions. Promotional claims must also be consistent with the product’s FDA-approved label, including claims related to safety and effectiveness. The FDA and other federal agencies also closely regulate the promotion of drugs in specific contexts such as direct-to-consumer advertising, industry-sponsored scientific and education activities, and promotional activities involving the Internet and social media.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Other potential consequences of regulatory non-compliance include, among other things:

•	Restrictions on, or suspensions of, the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;

•	Interruption of production processes, including the shutdown of manufacturing facilities or production lines or the imposition of new manufacturing requirements;

•	The issuance of Warning Letters, or other enforcement letters;

•	Holds on post-approval clinical trials;

•	Refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product license approvals;

•	Product seizure or detention, or refusal to permit the import or export of products; or

•	Injunctions or the imposition of civil and/or criminal penalties.

In addition, changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Other U.S. Regulatory Matters

Our current and future clinical research, manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, the U.S. Securities and Exchange Commission, the U.S. Department of Commerce, the U.S. Department of Treasury and state and local governments. For instance, products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

Activities governed by U.S. regulatory authorities in addition to the FDA include the following examples.

Pricing and Reimbursement of U.S. Medicinal Products

Our ability to successfully commercialize products for which we receive regulatory approval depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and other private health insurers.

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to profitably sell our products for which we receive regulatory approval. We expect to experience pricing pressure in the United States in connection with the sale of products for which we receive regulatory approval due to these cost containment policies of managed care organizations, the increasing influence of health maintenance organizations, and additional legislative proposals. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs.

In the United States, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products for which we receive regulatory approval will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products for which we receive regulatory approval to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products for which we receive regulatory approval. Even with studies, our products for which we receive regulatory approval may be considered less safe, less effective or less cost-effective than other products, and third party payors may not provide coverage and reimbursement for our product candidates that we commercialize, in whole or in part. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. For example, third party payors have started to require discounts and/or exclusivity arrangements with some drug manufacturers in exchange for including a specific product on their formularies. Any such requirements could have a negative impact on revenues from sales of our products for which we receive regulatory approval.

The U.S. federal government provides health insurance for people who are 65 or older, and certain people with disabilities or certain conditions irrespective of their age, through the Medicare program. Medicaid is a health insurance program for low-income children, families, pregnant women, and people with disabilities that is jointly funded by the federal and state governments, but administered by the states. In general, state Medicaid programs are required to cover drugs and biologicals of manufacturers that participate in the Medicaid Drug Rebate Program, although such drugs and biologicals may be subject to prior authorization or other utilization controls.

Private payors have their own processes for determining whether or not a drug or biological will be covered, often based on the available medical literature. They also use a variety of utilization management techniques designed to control costs, including requiring pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers or patients that use such therapies. We cannot predict whether any cost-containment measures will be adopted or otherwise implemented in the future. The announcement or adoption of these measures could have a material adverse effect on our ability to obtain adequate prices for products for which we receive regulatory approval in the U.S. and to operate profitably.

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. It may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products for which we receive regulatory approval.

The Medicaid Drug Rebate Program and other governmental programs impose obligations to report pricing figures to the federal government. If we participate in these programs, we will be subject to these price reporting and other compliance obligations. Other programs impose limits on the price we will be permitted to charge certain entities for our products for which we receive regulatory approval. Statutory or regulatory changes or binding guidance regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of products for which we receive regulatory approval and could negatively impact our results of operations.

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its “covered drugs” (biologics or innovator drugs) available for procurement on an FSS contract and charge a price to four federal agencies, Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard, that is no higher than the statutory federal ceiling price. Failure to timely submit the pricing required under the VA FSS program or submission of false information under the program could result in civil monetary penalties. In addition, if we determine that the price points submitted to the VA under this program were incorrect, we have an obligation to restate the pricing and we are liable for any overpayments the government made as a result of our incorrect prices. Pursuant to regulations issued by the DoD TRICARE Management Activity, now the Defense Health Agency, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, each of our covered drugs will be subject to quarterly rebates for prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The formula for determining the rebate is based on the price points that are required to be calculated by us under the Veterans Health Care Act. The requirements under the FSS and DoD TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

U.S. Federal and State Fraud and Abuse and other Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors are and will be subject to various federal and state fraud and abuse laws and other healthcare laws and regulations. These laws and regulations may impact, among other things, our arrangements with third-party payors, healthcare professionals who participate in our clinical research programs, healthcare professionals and others who purchase, recommend or prescribe our approved products, and our proposed sales, marketing, distribution, and education programs. The U.S. federal and state healthcare laws and regulations that may affect our ability to operate include, without limitation, the following:

•	The federal Anti-Kickback Statute, which prohibits persons from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, arrangement for or recommendation of, any good or service, for which payment may be made under federally funded healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate;

•	The federal civil False Claims Act, which imposes significant penalties and can be enforced by private citizens through qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;

•	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes obligations upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates, including mandatory contractual terms with respect to safeguarding the privacy, security and transmission of individually identifiable health information and notification obligations in the event of a breach of the privacy or security of individually identifiable health information;

•	The federal transparency requirements under the Physician Payments Sunshine Act, implemented as the Open Payments program, requires certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or CHIP to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value provided to physicians and teaching hospitals and ownership and investment interests held by physicians and physician family members; and

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws, that impose similar restrictions and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states and cities require identification or licensing of sales representatives. In addition, there are state health information privacy and data breach notification laws, which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

Once we have an approved and marketed product, we will be required to spend substantial time and money to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations.

Even then, governmental authorities may conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Violations of these laws can subject us to criminal, civil and administrative sanctions including imprisonment, monetary penalties, damages, fines, disgorgement, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and we may be required to curtail or restructure our operations. Moreover, we expect that there will continue to be federal and state laws and regulations, proposed and implemented, that could impact our future operations and business. The extent to which future legislation or regulations, if any, relating to healthcare fraud and abuse laws or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) introduced a new average manufacturer price definition for drugs that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established an annual fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; and (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Moreover, the Tax Cuts and Jobs Act of 2017 was enacted on December 22, 2017, and includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace additional elements of the ACA. We continue to evaluate the effect that the ACA, the repeal of the individual mandate, and any additional repeal and replacement efforts may have on our business but expect that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our product candidates, if approved. In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which will first affect physician payment in 2019. At this time it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and federal and state bills, including some that have been enacted into law, designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once regulatory approval is obtained.

Cybersecurity

We are dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information (including but not limited to intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have outsourced elements of our operations to third parties, and as a result we manage a number of third party business partners and vendors who have access to our confidential information. The size and complexity of our information technology systems, and those of third party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third party vendors, and/or business partners, or from cyber-attacks by malicious third parties.

Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), and could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

Anti-Corruption and Trade Controls Laws

We are subject to U.S. and foreign Anti-Corruption and Trade Controls Laws. Anti-Corruption Laws prohibit companies and persons acting on their behalf from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from persons in the public or private sector. Trade Laws restrict the export or transfer of certain controlled equipment, materials, software, and technology as well as certain types of transactions with certain restricted parties or sanctioned countries. Our current activities and potential international expansion inherently involve the risk of violating applicable Anti-Corruption and Trade Laws, which may lead to civil and/or criminal penalties and other consequences that could have a material adverse effect on our business, reputation, brand, financial condition and results of operations.

Data Protection Laws and Regulations

We are subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Outside of the United States, data protection laws, including the European Union Directive 95/46/EC (the “EU Data Protection Directive”) and member state implementing legislation, may also apply to health-related and other personal information that we obtain relating to data subjects that reside outside of the United States. For example, the EU Data Protection Directive imposes strict obligations and restrictions on the ability to process health-related and other personal information of EU data subjects, including in relation to collection, analysis and transfer. In May 2018, the recently-approved EU General Data Protection Regulation will replace the current EU Data Protection Directive and introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection requirements.

Failure to comply with U.S. and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, breach of contract claims and/or adverse publicity and could negatively affect our operating results and business.

European Union Marketing Authorizations

In the European Union, marketing authorization for a medicinal product can be obtained through a centralized, decentralized, or mutual recognition or national procedure.

In accordance with the centralized procedure, the applicant can submit a single marketing MAA to the European Medicines Agency (EMA). When granted, a centralized marketing authorization that permits the marketing of a product in all 28 EU Member States and three of the four European Free Trade Association, or EFTA, States (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and certain other medicinal products containing a new active substance for the treatment of certain diseases, and is optional for certain other products, including medicinal products that are a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public or animal health at EU level.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed.

A mutual recognition procedure exists that is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of other EU Member States.

Medicinal products authorized in the European Union may be subject to post-authorization obligations, including the obligation to conduct Phase 4 clinical trials.

Orphan Designation and Exclusivity in the EU

Products authorized as “orphan medicinal products” in the European Union are entitled to benefits additional to those granted to innovative medicinal products.

In accordance with Article 3 of Regulation (EC) No. 141/2000 of the European Parliament and of the Council of 16 December 1999 on orphan medicinal products, a medicinal product may be designated as an orphan medicinal product if: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the incentives derived from orphan medicinal product status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition.

An application for orphan drug designation must be submitted before the application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Products authorized in the European Union as orphan medicinal products are entitled to 10 years of market exclusivity. The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product during the 10-year period of market exclusivity for the same therapeutic indication at any time if:

•	The second applicant can establish in its application that its product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	The holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

•	The holder of the marketing authorization for the original orphan medicinal product cannot supply enough orphan medicinal product.

EU New Active Substance Exclusivity

In the EU, new active substances qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity prevents generic applicants from referencing the innovator’s data to apply for a generic marketing authorization for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced. For an additional two years, no generic medicinal product may be placed on the market in the EU. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with existing therapies.

Clinical Trials in the EU

In the EU, the conduct of clinical trials is governed by Directive 2001/20/EC which imposes obligations and procedures that are similar to those provided in applicable US laws. The EU GCP and GLP standards must also be respected during the conduct of the trials. Prior to commencement of a clinical trial in an EU Member State, an application for authorization of a clinical trial must be submitted to the competent authority and the competent Ethics Committee of the relevant EU Member State in which the clinical trial takes place.

Advertising and Promotion of Medicinal Products in the EU

In the European Union, the advertising and promotion of our products will also be subject to EU Member States’ laws concerning promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices, as well as other EU Member State legislation that may apply to the advertising and promotion of medicinal products. Advertising and promotion of our products will also be subject to EU and EU Member State industry self-regulation codes of conduct and physicians’ codes of professional conduct. These laws and codes prohibit the promotion of medicinal products in relation to which marketing authorisation has not been granted. They also require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics as approved by the competent authorities.

The applicable laws at European Union level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Breach of the rules governing the promotion of medicinal products in the European Union could be penalized by, for example, administrative measures, fines and imprisonment, depending on the EU Member State.

Interactions between Pharmaceutical Companies and Physicians in the EU

Interactions between pharmaceutical companies and physicians or other healthcare professionals are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU Member States. The provision of benefits or advantages to physicians or other healthcare professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is generally prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. Violation of these laws could result in substantial fines and imprisonment.

Pricing and Reimbursement of Medicinal Products in the EU

The national authorities of the individual EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use.

Rest of the World Regulation

For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of March 15, 2018, we have 31 full-time employees. Four of our employees have Ph.D. degrees and three of our other employees have M.D. degrees. Twenty-three of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Legal Proceedings

We are not currently a party to any material legal proceedings.

Corporate Information

We were incorporated in Delaware on June 23, 2010 under the name Targenics, Inc. We changed our name to ARMO BioSciences, Inc. in December 2012. Our principal executive offices are located at 575 Chesapeake Drive, Redwood City, CA 94063, and our telephone number is (650) 779-5075.

Available Information

Our Internet address is www.armobio.com. Our investor relations website is located at http://ir.armobio.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our directors’ and officers’ Section 16 Reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the US Securities and Exchange Commission (SEC). Our current Code of Conduct, Corporate Governance Guidelines, Amended and Restated Certificate of Incorporation, Amended and

Restated Bylaws, Board of Director Committee charters, and other materials, including amendments thereto, may also be found on our investor relations website under “Corporate Governance.” The information found on our website is not part of this or any other report that we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We are a late-stage immuno-oncology company with a limited operating history. We have incurred significant losses since inception and we expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a late-stage immuno-oncology company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net loss was $42.5 million and $33.6 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $135.4 million. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The size of our future net losses may fluctuate significantly from quarter to quarter and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. We anticipate that our expenses will increase substantially if and as we:

•	continue to advance our research and clinical and preclinical development of our product candidates;

•	initiate clinical trials for our product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development; and

•	acquire or in-license other product candidates and technologies.

To become and remain profitable, we must develop and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We need to obtain substantial additional funding to complete the development and any commercialization of our product candidates, if approved. If we are unable to raise this necessary capital when needed, we would be forced to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. Developing our product candidates and conducting clinical trials for the treatment of cancer and any other indications which we may pursue in the future will require substantial amounts of capital. We will also require a significant additional amount of capital to commercialize any approved products. Accordingly, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Based on current business plans and assuming no financing, we believe that our existing cash and cash equivalents will be sufficient to fund our cash requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the scope and costs of manufacturing development and commercial manufacturing activities;

•	the cost associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities, if any;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	our ability to attract, hire and retain qualified personnel;

•	the costs associated with being a public company; and

•	the extent to which we acquire or in-license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We are heavily dependent on the success of our lead product candidate, AM0010, since all of our other product candidates are still in the preclinical development stage and will require significant clinical trials. If we are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize AM0010, or experience delays in doing so, our business will be materially harmed.

To date, we have invested a substantial majority of our efforts and financial resources for the preclinical and clinical development of AM0010. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize AM0010. Before we can generate any revenue from sales of AM0010, we will be required to conduct additional clinical development, seek and obtain regulatory approval, secure adequate manufacturing supply to support commercial sales and build a commercial organization. Further, the commercial success of AM0010 will also depend on patent protection, acceptance of AM0010 by patients, the medical community and third-party payors, its ability to compete with other therapies, secure adequate healthcare coverage and reimbursement, and maintenance of an acceptable safety profile following approval, among other factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize AM0010, which would materially harm our business.

AM0010 is currently our only product candidate to have advanced into clinical trials. All of our other programs are in a pre-clinical or research and development stage, and we cannot be certain any of these product candidates will be eligible for the filing of an IND application or for clinical evaluation. We cannot be certain that AM0010 will be successful in our clinical trials or receive regulatory approval. If we do not receive regulatory approval for, or otherwise fail to successfully commercialize, AM0010, we may need to spend significant additional time and resources to identify other product candidates, advance them through preclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations. In addition, because AM0010 is our most advanced product candidate, and because our other product candidates may be used in combination with AM0010, if our clinical trials or any future clinical trials of AM0010 which we may conduct encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

Our preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates, if approved, or if we experience significant delays in doing so, our business will be materially harmed.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, if approved. Even if we successfully develop and commercialize AM0010, we may not be successful in developing and commercializing our other product candidates, and our commercial opportunities may be limited. The success of our product candidates will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the medicines following approval; and

•	enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

We are developing our lead product candidate, AM0010, to be used in combination with standard of care cancer therapies, which exposes us to several risks beyond our control.

We are developing our lead product candidate, AM0010, to be used in combination with standard of care cancer therapies. This exposes us to supply risk to the extent there is not an adequate supply of the standard of care therapies that AM0010 is designed or, if approved, approved to be used in combination with, as well as pricing risk if the standard of care therapies are expensive and the addition of AM0010 would be too costly. In addition, if the standard of care were to evolve or change, the clinical utility of our lead product candidate, AM0010, could be diminished or eliminated. We may experience these risks with respect to our other product candidates. If any of these were to occur, our business could be materially harmed.

We cannot predict if we will receive regulatory approval to commercialize our product candidates.

We currently have no products approved for sale or marketing in any country, and may never be able to obtain regulatory approval for any of our product candidates. As a result, we are not currently permitted to market any of our product candidates in the United States or in any other country until we obtain regulatory approval from the FDA or regulatory authorities outside the United States. Our product candidates are in early stages of development, only one of our product candidates has been tested on humans and we have not submitted an application, or received marketing approval, for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. All of our product candidates will require extensive preclinical testing and clinical trials. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our product candidates or whether any such BLA will be accepted for review by FDA, or whether any BLA will be approved upon review.

The development and commercialization of our lead product candidate, AM0010, is dependent on intellectual property we license from Merck. If we breach our agreement with Merck or the agreement is terminated, we could lose license rights that are important to our business.

Pursuant to our license agreement with Merck, we acquired exclusive rights to patents, patent applications and know-how owned or controlled by Merck relating to PEGylated human IL-10 for all therapeutic purposes in humans.

Our lead product candidate, AM0010, is a long acting form of IL-10 that we have developed. Our existing license agreement with Merck imposes various development, regulatory, commercial diligence, financial and other obligations. If we fail to comply with our obligations under the agreement with Merck, or otherwise materially breach the agreement with Merck, and fail to remedy such failure or cure such breach within 90 days, Merck will have the right to terminate the agreement. If the Merck Agreement is terminated by Merck for our uncured material breach, we would lose our license and all rights to the product candidate would revert to Merck, including a fully paid-up, worldwide, exclusive license to our patents and know-how to develop, manufacture and exploit AM0010 and an assignment of all regulatory filings and approvals for AM0010 to Merck. The loss of the license from Merck would prevent us from developing and commercializing AM0010 and could subject us to claims of breach of contract and patent infringement by Merck if any continued research, development, manufacture or commercialization of AM0010 is covered by the affected patents. Accordingly, the loss of our license with Merck would materially harm our business.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and the outcome is uncertain. Despite promising preclinical and early clinical trial data, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates is high. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical studies. In particular, while we have conducted certain preclinical studies of our product candidates, only AM0010 has been evaluated in clinical trials and we do not know whether our other product candidates will perform in clinical trials as they have performed in preclinical studies using animal models. For example, in clinical trials, it is possible that our product candidates may cause unacceptable levels of toxicity or other adverse side effects resulting in the FDA or comparable foreign regulatory authorities ordering us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. In addition, if our clinical results are not successful, we may terminate the clinical trials for a product candidate and abandon any further research or studies of the product candidate. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

Our clinical trials of our product candidates may fail to adequately demonstrate safety and efficacy to the satisfaction of regulatory authorities or otherwise fail to produce positive results, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and the outcome is inherently uncertain. A failure of one or more clinical trials can occur at any time during the clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to support obtaining regulatory approval for our product candidates.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate; enrollment in these clinical trials may be slower than we anticipate; or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the medicine removed from the market after obtaining marketing approval.

Product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize our product candidates, if approved, any of which may harm our business and results of operations.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial therapies or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to study sites;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies rather than enroll patients in any future clinical trial.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

The design or our execution of clinical trials may not support regulatory approval.

The design or execution of a clinical trial can determine whether its results will support regulatory approval and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process an in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates, if approved.

We may not be successful in our efforts to identify or discover additional product candidates in the future.

A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. The drug discovery that we are conducting using our proprietary technology may not be successful in identifying compounds that are useful in treating cancer. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying appropriate biomarkers or potential product candidates; or

•	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial and human resources. If we are unable to identify suitable compounds for preclinical and clinical development, we will not be able to obtain product revenues in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. Our product candidates are novel, proprietary medicines that activate a cancer patient’s own immune system to recognize and eradicate tumors. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;

•	the ability to offer our medicines for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	sufficient third-party coverage or reimbursement; and

•	the prevalence and severity of any side effects.

If any of our product candidates are approved for marketing and commercialization and we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we will be unable to successfully commercialize our product candidates if and when they are approved.

We have no sales, marketing or distribution capabilities or experience. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our medicines on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future medicines;

•	the lack of complementary medicines to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any medicines that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or devote the necessary resources and attention to sell and market our medicines effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. There are other companies working to develop immunotherapies for the treatment of cancer, including divisions of large pharmaceutical and biotechnology companies of various sizes. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We are developing our initial product candidates for the treatment of cancer. There are a variety of available drug therapies marketed for cancer. For example, Bristol-Myers Squibb, Merck and Roche have recently received approval for immune checkpoint inhibitors for non-small cell lung cancer. Bristol-Myers Squibb has also received approval for an immune checkpoint inhibitor for renal cell carcinoma. Several checkpoint inhibitors are also under investigation in pancreatic cancer. In many cases, these drugs are administered in combination to enhance efficacy, and cancer drugs are frequently prescribed off-label by healthcare professionals. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

There are also a number of product candidates in preclinical development by third parties to treat cancer. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our product candidates, for which we intend to seek approval, may face competition sooner than anticipated.

Our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive biosimilar products, if any have been approved by then. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) created a new regulatory scheme authorizing the FDA to approve biosimilars. Under the ACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” Under this new statutory scheme, an application for a biosimilar product may not be submitted to the FDA until four years following approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full Biologics License Application (BLA) for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Furthermore, recent legislation has proposed that the 12 year exclusivity period for each a reference product may be reduced to seven years.

We may not be able to maintain orphan drug marketing exclusivity for AM0010 in the United States or the European Union, and orphan drug marketing exclusivity may not be available for any of our other product candidates.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition (with a population of less than 200,000), which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the European Union, following the opinion of the EMA’s Committee for Orphan Medicinal Products, the European Commission grants orphan drug designation to a product if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the incentives derived from orphan medicinal product status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission and the competent authorities in the EU Member States from approving another marketing application for the same drug (or similar medicinal product in the EU) for that time period, except in limited circumstances. The applicable period is seven years in the United States and 10 years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We have been granted orphan drug designation for AM0010 in the United States and the European Union for the treatment of pancreatic cancer. Although we may apply for orphan drug designation for other product candidates we may develop in both the United States and European Union, applicable regulatory authorities may not grant us this designation. In addition, even if such status is obtained for any other product candidate that we may develop, that exclusivity may not effectively protect the candidate from competition because other drugs, such as those with different active ingredients or molecular structures, can be approved for the same condition. Furthermore, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, a marketing authorization may be granted to a similar product during the 10-year period of market exclusivity for the same therapeutic indication at any time if:

•	The second applicant can establish in its application that its product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	The holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

•	The holder of the marketing authorization for the original orphan medicinal product cannot supply enough orphan medicinal product.

Any inability to secure orphan drug designation or to maintain the exclusivity benefits of this designation could have an adverse impact on our ability to develop and commercialize our product candidates, depending on the extent to which we would be protected by other patents and regulatory exclusivities, and may adversely affect our business, prospects, financial condition and results of operations.

A Fast Track product designation or other designation to facilitate product candidate development may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have received a Fast Track product designation for AM0010 in combination with FOLFOX as a second-line therapy in patients with pancreatic cancer and we may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new medicines vary widely from country to country. In the United States, enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a medicine in a particular country, but then be subject to price regulations that delay our commercial launch of the medicine, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the medicine in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved medicines, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any medicine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the medicine and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost medicines and may be incorporated into existing payments for other services. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved medicines that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize medicines and our overall financial condition.

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its “covered drugs” (biologics or innovator drugs) available for procurement on an FSS contract and charge a price to four federal agencies, Department of Veterans Affairs, Department of Defense, Public Health Service, and Coast Guard, that is no higher than the statutory federal ceiling price. Failure to timely submit the pricing required under the VA FSS program or submission of false information under the program could result in civil monetary penalties. In addition, if we determine that the price points submitted to the VA under this program were incorrect, we have an obligation to restate the pricing and we are liable for any overpayments the government made as a result of our incorrect prices. Pursuant to regulations issued by the DoD TRICARE Management Activity, now the Defense Health Agency, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, each of our covered drugs will be subject to quarterly rebates for prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The formula for determining the rebate is based on the price points that are required to be calculated by us under the Veterans Health Care Act. The requirements under the FSS and DoD TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

If the market opportunities for any product that we or our strategic partners develop are smaller than we believe they are, our revenue may be adversely affected and our business may suffer.

We are focused on the development of treatments for cancer. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates. If any of the foregoing estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any medicines that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any medicines that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or medicines that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any medicines that we may develop.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we advance our clinical trials and if we successfully commercialize any medicine. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a material adverse effect on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) introduced a new average manufacturer price definition for drugs that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established an annual fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; and (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Moreover, the Tax Cuts and Jobs Act of 2017 was enacted on December 22, 2017, and includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace additional elements of the ACA. We continue to evaluate the effect that the ACA, the repeal of the individual mandate, and any additional possible repeal and replacement efforts may have on our business but expect that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our product candidates, if approved. In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which will first affect physician payment in 2019. At this time it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and federal and state bills, including some that have been enacted into law, designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once regulatory approval is obtained.

We will be subject to federal, state and foreign healthcare and abuse laws and false claims laws, as well as information privacy and security laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA, European Commission or other comparable foreign regulatory authorities’ approval for any of our product candidates and begin commercializing those products in the United States or outside the United States, our operations will be subject to various federal, state and foreign fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, and the Physician Payments Sunshine Act. In addition, we may be subject to privacy and data security laws and regulation by United States federal and state governments and by foreign data protection laws in jurisdictions in which we conduct our business.

These laws and regulations may impact, among other things, our arrangements with third-party payors, healthcare professionals who participate in our clinical research programs, healthcare professionals and others who purchase, recommend, prescribe or arrange for the purchase or order of our approved products, and our proposed sales, marketing, distribution and education programs. The U.S. federal and state laws and regulations that may affect our ability to operate include, without limitation, the following:

•	the federal Anti-Kickback Statute, which prohibits persons from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or arrangement for recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute of specific intent to violate it;

•	the federal civil False Claims Act, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal funds, and knowingly making or causing to be made a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose obligations upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates, including mandatory contractual terms with respect to safeguarding the privacy, security and transmission of individually identifiable health information and notification obligations in the event of a breach of the privacy or security of individually identifiable health information;

•	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•	the federal transparency requirements under the Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or CHIP to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value provided to physicians and teaching hospitals and ownership and investment interests held by physicians and physician family members;

•	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that impose similar restrictions and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and

•	state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers, and restrict the ability of manufacturers to offer co-pay support support to patients for certain prescription drugs. In addition, there are other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

Once we have an approved and marketed product in the United States, we will be required to spend substantial time and money to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations. Even then, governmental authorities may conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Healthcare reform legislation has strengthened these federal and state healthcare laws. Violations of these laws can subject us to criminal, civil and administrative sanctions including imprisonment, monetary penalties, damages, fines, disgorgement, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, reputation harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and we may be required to curtail or restructure our operations. Moreover, we expect that there will continue to be federal and state laws and regulations, proposed and implemented, that could impact our future operations and business. The extent to which future legislation or regulations, if any, relating to healthcare fraud and abuse laws or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is generally prohibited in the European Union.

The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU Member States must be publically disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, civil penalties, fines or imprisonment.

Failure to comply with data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and our partners may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including the European Union Directive 95/46/EC (the EU Data Protection Directive) and member state implementing legislation, may also apply to health-related and other personal information obtained outside of the United States The EU Data Protection Directive and the national implementing legislation of the individual European Union Member States impose strict obligations on the ability to process health-related and other personal information of EU data subjects, including in relation to collection, analysis and transfer. These include several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions.

Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with EU data protection laws remains and data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU.

In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the European Commission. The EU General Data Protection Regulation, which was officially adopted in April 2016 and will be applicable in May 2018, will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams. Although we have employment offer letters with each of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

Recruiting and retaining qualified scientific and clinical personnel and, if we are successful in obtaining marketing approval for AM0010 or other product candidates, sales and marketing personnel, is critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited, and our business, prospects, financial condition and results of operations may be adversely affected.

We expect to expand our product development capabilities and implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations, which may adversely affect our business, prospects, financial condition or results of operations.

Our anticipated international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement risks associated with doing business outside of the United States.

Our business strategy incorporates potential international expansion as we seek to obtain regulatory approval for, and commercialize, AM0010 in patient populations outside the United States. If AM0010 is approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•	multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

•	rejection or qualification of foreign clinical trial data by the competent authorities of other countries;

•	additional potentially relevant third-party patent rights;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

•	limits in our ability to penetrate international markets;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;

•	certain expenses including, among others, expenses for travel, translation and insurance; and

•	regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

For example, in June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and could cause disruptions to, and create uncertainty surrounding, our business in the United Kingdom and European Union, and could have a material impact on the regulatory regime applicable to our operations in the United Kingdom.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact to our projection of minimal cash taxes or to our net operating losses. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect our stockholders or prospective stockholders. We urge our stockholders and prospective stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Our internal information technology systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third party contractors who have access to our confidential information.

Despite the implementation of security measures, given their size and complexity and the large amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage.

While we have not experienced any such system failure, accident or security breach to date, there can be no assurances that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon the reputation, business, operations or financial condition of the company. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the further development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could adversely affect our business and/or result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, Trade Laws). We can face serious consequences for violations.

Among other matters, Trade Laws prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Trade Laws also restrict the export or transfer of certain controlled equipment, materials, software and technology as well as transactions with certain restricted parties or sanctioned countries. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other adverse consequences. In particular, we have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. Such interactions would inherently increase the risk of violating applicable Trade Laws. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of our product candidates for preclinical studies, clinical trials and for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or medicines or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. We do not have a long term supply agreement with our third-party manufacturer, and we purchase our required drug supply on a purchase order basis.

We may be unable to establish or maintain supply agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish these agreements, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

•	reliance on the third party for regulatory compliance, quality assurance, and safety and pharmacovigilance reporting.

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Any drugs that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturer cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or medicines may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability, or our strategic partners’ ability, to commence product sales and generate revenue.

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent or trade secret protection for our product candidates and preclinical programs, or if the scope of the patent protection obtained is not of sufficient scope, our competitors could develop and commercialize medicines and technology similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and preclinical programs. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies that are important to our business. Our pending and future patent applications may not result in patents being issued which protect our product candidates and/or preclinical programs or which effectively prevent others from commercializing competitive technologies, products or product candidates.

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and/or license patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, that have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa.

Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates and preclinical programs, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.

There are multiple pending U.S. and foreign patent applications in our portfolio. However, we cannot predict:

•	if and when patents may issue based on our patent applications;

•	the scope of protection of any patent issuing based on our patent applications;

•	whether the claims of any patent issuing based on our patent applications will provide protection against competitors,

•	whether or not third parties will find ways to invalidate or circumvent our patent rights;

•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;

•	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and/or

•	whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries.

We cannot be certain that the claims in our pending patent applications directed to our product candidates and/or technologies will be considered patentable by the United States Patent and Trademark Office (USPTO) or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art”, that information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

Certain of our patent applications are directed to methods of use of our product candidates. Patents containing claims only to such methods of use do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Patent rights are of limited duration. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each regulatory approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that patent applications in our portfolio were the first filed patent applications related to our product candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner. Furthermore, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Furthermore, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.

The United States has recently enacted, and is currently continuing to implement, wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, the Leahy-Smith Act, enacted on September 16, 2011 implemented wide-ranging modifications to the United States patent law, the judicial interpretations and implementations of which remain highly uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would diminish the value of our patents and patent applications or narrow the scope of our patent protection, or weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may be subject to a third party pre-issuance submission of prior art to the USPTO and/or patent offices abroad, or become involved in opposition, derivation, revocation, reexamination, post-grant review, ex partes review, inter partes review or interference proceedings challenging our owned or licensed patent rights, or the patent rights of others, in the US and/or abroad. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize medicines without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and medicines. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. To file and prosecute patent applications and defend and/or enforce patents relating to our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States is less extensive than those in the United States. Moreover, the standards of patentability are not the same worldwide and thus a finding of patentability in one jurisdiction provides no assurance that a patent office in a different jurisdiction will find the same or even narrower claims are patentable. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as federal and state laws in the United States. Moreover, our patent strategy relies upon claims to protect methods of treatment, including methods of treatment that involve a combination therapy. Many foreign jurisdictions do not consider such method of treatment claims to be patent eligible subject matter and/or will only consider as patent eligible claims drawn to “use of” a composition in treatment. The scope and enforceability of such “use” claims is largely untested, and thus as associated with a high level of uncertainty as to the relative commercial value of such claims in preventing our competitors from infringing our foreign patent rights.

Because patents are of national or regional effect, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions, and further, we may not be able to prevent third parties from exporting otherwise infringing products to territories where we have patents, but where enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Additionally, certain countries in Europe and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

To date, we have not sought to enforce any issued patents in these foreign jurisdictions. However, many companies have encountered significant problems in protecting and defending intellectual property in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products and treatment methods, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in such countries in violation of our proprietary rights generally.

Proceedings to enforce and/or defend our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, put our patents at risk of being invalidated or interpreted narrowly, put our patent applications at risk of not issuing, and provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Because our programs may include multiple product candidates, one or more of such product candidates may require the use of proprietary rights held by third parties. Consequently, the growth of our business will likely depend in part on our ability to acquire, in-license or use such proprietary rights. The licensing and acquisition of third-party intellectual property rights is a competitive area and companies ( some of which may be more established or have greater resources than we do) may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. Thus, there can be no assurance that we will be able to successfully complete negotiations and ultimately acquire the rights to the intellectual property that we may seek to acquire in the future. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license alternative technology. Alternatively, or in addition to obtaining an exclusive or non-exclusive license to one or more third party patents, we may choose to expend resources to initiate litigation or administrative proceedings to invalidate such patent(s) and/or render such patent(s) unenforceable. Such proceedings will require significant financial and personnel resources which may result in the delay in the development of our product candidates.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and foreign governmental patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process in order to maintain the pendency of a patent application or the enforceability of issued patents. Examples of events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Additionally, even after issuance of a patent, periodic maintenance fees or annuities are required by the USPTO and foreign patent agencies at multiple times during the life of the patent to maintain the patent in force, and many foreign patent agencies require payment of annuities while a patent application is still pending. Failure to timely pay such maintenance fees or annuities can result the lapse or abandonment of patent rights. In many cases, the patent or patent application can be reinstated by the payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Certain of the foregoing requirements which can affect pendency or enforceability of patents and patent applications are outside of our direct control such as non-U.S. patents and patent applications owned by us for which we must rely on third parties to take the requisite actions or for those patents and patent applications licensed to us by another entity for which we do not control prosecution. The loss of rights associated with our failure to comply with these procedural requirements may enable our competitors to enter the market, which would have a material adverse effect on our business.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by an extensive history of litigation regarding patents and other intellectual property rights. In addition to litigation in the US and abroad, there is common recourse to administrative proceedings to challenge patents, including interference, post-grant review, inter-parties review and reexamination proceedings before the USPTO, as well as oppositions and comparable proceedings in foreign jurisdictions.

A patent does not grant the right to practice the scope of the claims by the patentee, but merely grants the right to exclude others from practicing the claimed invention. Therefore, there is no assurance that we have the right to practice within the scope of the claims of our own existing patents or patents that may issue based on our applications. We have not analyzed all patents or patent applications of our competitors of which we are aware to determine whether our current or planned development activities fall within the pending or issued claims of the patent applications or patents of our competitors. to assess whether we are free to operate. Even where we have analyzed, or in the future will analyze, patents or patent applications of our competitors and conclude that we the development and commercialization of our product candidates does not fall within the scope of the pending or issued claims of such patents or patent or patent applications, our competitors may achieve issued claims that a court may interprets so as to subject us to infringement liability. Any of these outcomes could impair our ability to commercialize our product candidates and/or prevent competition from third parties, which may have an adverse impact on our business.

There may be third-party patents, of which we are currently unaware or have not sufficiently analyzed with claims to materials, formulations, methods of manufacture or methods for treatment related to the manufacture, use or sale of our product candidates. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Furthermore, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents in one or more jurisdictions that our product candidates may be alleged to infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

While our product candidates are in preclinical studies and clinical trials, we believe that their use in these preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. If and when our products are approved by the FDA, the exemption under 35 USC 271(e) is no longer applicable and a third party may then seek to enforce its patents by filing a patent infringement lawsuit against us or our licensee(s). Consequently, the lack of currently pending or threatened patent litigation should not be construed as an indication that third parties view commercialization of our technology that is currently in clinical development as non-infringing of their patent rights.

We are testing our product candidates in combination with other product candidates or products that may be covered by patents held by other companies or institutions. Combinations currently under clinical evaluation may result in label claims requiring the use of compositions covered by patents owned by third parties. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, direct, contributory or induced infringement of the third-party patents covering the product candidate or product recommended for administration with our product candidates.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Thus, we may in the future become party to, or threatened with, litigation or other adversarial proceedings initiated by third parties regarding intellectual property rights with respect to, for example, our product candidates, preclinical and/or clinical programs, product candidate formulations, product candidate manufacturing, constructs or molecules used in or formed during the manufacturing process, methods of use, including combination therapies, or patient selection methods or any final product or technology.

We cannot provide any assurances that our activities relating to current candidate products, or any future product candidates that we may develop, do not or will not infringe existing or future third-party patents. The result of such litigation and/or other adversarial proceedings is highly unpredictable and may result in the loss or significant diminution of the scope of our patent rights relating to our product candidates potentially enabling third parties to compete with our products. Additionally, our participation in these proceedings can be prolonged and very expensive requiring us to divert assets from our discovery and development efforts which may adversely affect our development timelines.

Intellectual property litigation, as well as defense of patent rights in any legal proceeding in the US or abroad, is extremely expensive. Defense of infringement claims, and defense against third party assertions attacking patent rights, regardless of merit, would involve substantial expense and would be a substantial diversion of employee resources from our business. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates.

We may also be required to indemnify parties with whom we have contractual relationships against such claims. As a result, we could be forced to stop or delay research, development, manufacturing and/or sales of the product candidate that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we could be required to obtain, or choose to seek, a license from a third party in order to continue developing, manufacturing, and/or marketing our product candidates and technology, and would most likely be required to pay license fees or royalties or both, that could be significant. If third parties are successful against us in litigation, such could cause us to pay substantial monetary damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents. In addition to monetary damages, a third party asserting a claim of infringement against us may be able to obtain preliminary, temporary or permanent injunctive relief to block our ability to develop and/or commercialize the product candidate unless we obtained a license under the applicable patent(s), or until such patents expire or are held invalid or unenforceable. Consequently, in the event we were held to infringe a patent of third party, there is no assurance that a license would be available on commercially reasonable terms or at all. Even if we were to obtain a license, the license may require significant up-front payments as well as ongoing payments and royalties based on sales of our products which may materially affect our revenue. Moreover, the license obtained could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. As a general rule, a patentee is not under any obligation to grant a license to its patent rights, whether or not the patentee is practicing the patented technology. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, we may be required redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Therefore, in the event that our product candidate(s) are found to infringe patent rights of a third party our ability to commercialize our product candidates may be prevented, impaired or delayed, which could in turn significantly harm our business.

Ultimately, a finding of infringement, or even a threat of infringement suit, could prevent us from commercializing our product candidates, force us to redesign our product candidates to avoid infringement, or force us to cease some or much of our business operations, which could materially harm our business. Even if we are successful in defending against such claims, such litigation is expensive and time consuming and would divert management’s attention from our core business. Any of these events could harm our business significantly. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar substantial negative impact on our business.

In addition to or alternative to infringement claims against us, third parties may initiate interference, derivation, reexamination, post-grant review, ex partes review, inter partes review proceedings in the USPTO requiring our participation to defend our rights. We may also become involved in opposition proceedings in the European Patent Office or other patent offices in foreign jurisdictions regarding our intellectual property. The results of such proceedings can result in revocation, either in whole or in part, of the claims of the patent or result in significant restrictive amendments to the claims of such patents such that the surviving amended claims no longer cover our product candidates. In either the US or abroad, even if we are successful in defending our patent rights, such proceedings are expensive and time consuming and would divert management’s attention from our core business.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. Notably, our and our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology. Patents are not self-effectuating and too counter infringement or unauthorized use, we may be required or choose to pursue litigation against one or more third parties. Whether initiated by a third party against us, or initiated by us against a third party, and even if resolved favorably to us, litigation or other legal proceedings relating to intellectual property may cause us to incur significant expenses, as well as distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios.

In addition, defendants in such infringement suits could counterclaim that the patent we seek to enforce, and which may also cover our product candidate, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, indefiniteness, written description, non-enablement, or obviousness-type double patenting.

With respect to validity of our patents, we cannot be certain that there is no prior art that was not of record in the prosecution of our patent applications that is material to the patentability of the claims or that prior art that was cited during prosecution will not be reconsidered. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Thus, in the course of such litigation a court may decide that one or more of our patents is not valid or is unenforceable. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial expense and would be a substantial diversion of employee resources from our business. The outcome following legal assertions of invalidity and unenforceability is unpredictable. If a party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patents directed to our product candidates. Such a loss of patent rights could have a material adverse impact on our business.

In addition, in an infringement proceeding, a court may refuse to stop the other party from making, using and/or selling the technology at issue in the infringement suit on the grounds that the claims of the asserted patent(s) do not cover the third party’s activities that are the basis of the lawsuit. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because substantial discovery can be required in connection with intellectual property litigation, there is a risk that confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Interference or derivation proceedings brought by us against a third party, provoked by third parties, or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development partnerships that would help us bring our product candidates to market.

Additionally, under the Merck Agreement, we have the first right, but not the obligation, to bring a suit to enforce the patent rights covering the compound or its manufacture or use that we license from Merck and patent rights we jointly own with Merck, against any infringer of such rights. Pursuant to the terms of the Merck Agreement, Merck is required to reasonably cooperate, and to join any suit brought by us, if necessary. Should we choose to bring suit against any third party infringer, we will be responsible for all fees and expenses for such action, which, like other litigation and legal proceeding, may result in significant expenses to us. If Merck chooses to join the suit, they will bear one-half of the fees and expenses. We will need Merck’s written consent in order to enter into any settlement, if such settlement would cause Merck to incur any financial liability or require Merck to admit liability, wrongdoing or fault. Such additional steps that require Merck’s cooperation may increase the time and expenses associated with such proceedings. If, within a specified period of receiving notice of infringement, we fail to obtain a discontinuance of infringement of a licensed patent right or a jointly owned patent right, or if we fail to bring suit against any infringer, Merck will have the right to bring a suit to enforce such patent rights, and we will similarly be required to cooperate and, if necessary, join the suit. If we choose to join a suit brought by Merck, we will bear one-half of the fees and expenses. Merck will also need our written consent in order to enter into any settlement if such settlement would cause us to incur any financial liability or require us to admit liability, wrongdoing or fault. Litigation or other legal proceedings we, or Merck, may bring in connection with protecting such licensed patents or our jointly owned patents may cause us to incur significant expenses, beyond that which we may incur in connection with protecting our own patent rights, as we may face additional challenges in enforcing rights to patents that we do not directly own and may incur additional expenses in connection with working with Merck or joining Merck to a suit, if necessary. In the event we are unsuccessful in a suit to protect such licensed patent rights or jointly owned patent rights and Merck brings a suit to protect such rights, we will be required to cooperate but will not have control over the suit or proceeding and may face challenges in managing such process and protecting our best interests.

We rely on trade secret and proprietary know how which can be difficult to trace and enforce, and if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our candidate products, including processes for their preparation and manufacture, involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we consider trade secrets and know-how to be our primary intellectual property. Any disclosure to, either intentional or unintentional, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to this technology platform, these trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel skilled in the art from academic to industry scientific positions.

We rely on written agreements to protect proprietary know-how that may or may not be patentable. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We further seek to protect our trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. Typically, we enter into confidentiality and invention or patent assignment agreements with our consultants, contractors, and outside scientific collaborators. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

Furthermore, we cannot ensure that competitors will not gain access to our trade secrets or independently develop substantially equivalent information and techniques. We cannot ensure that technology which we choose to protect as a trade secret may not be independently developed by third parties who may file for and potentially obtain patent rights covering such technology giving them the potential to assert any such patent rights against us. Additionally, the laws of some foreign countries do not provide protection for trade secrets or proprietary rights to the same extent or in the same manner as the laws of the United States potentially generating significant problems in protecting and defending our intellectual property both in the United States and abroad. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who have been previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

Patent terms may be inadequate to protect our competitive position on our product candidates and preclinical programs for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates and preclinical programs are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.

Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

Risks Related to the Ownership of Our Common Stock

Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations and decline, due to factors beyond our control and you may lose all or part of your investment.

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in January 2018 at a price of $17.00 per share, the reported high and low sales prices of our common stock has ranged from $57.19 to $27.00 through March 15, 2018. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	our operating performance and the performance of other similar companies;

•	results of clinical trials of AM0010 and any other future product candidates or those of our competitors;

•	changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	regulatory or legal developments in the United States and other countries;

•	the level of expenses related to AM0010 and any other future product candidates or clinical development programs;

•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the expiration of market standoff or contractual lock-up agreements;

•	the size of our market float.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology companies. Stock prices of many immuno-oncology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. After our initial public offering in January 2018, we had approximately 30,405,109 outstanding shares of common stock. A significant majority of our outstanding shares of common stock are currently restricted from resale as a result of market standoff and “lock-up” agreements. These shares will become available to be sold 181 days after the date of our initial public offering, which occurred in January 2018. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the Securities Act), and various vesting agreements.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	our ability to successfully recruit patients for preclinical studies and clinical trials, and any delays caused by difficulties in such recruitment efforts;

•	our ability to obtain regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;

•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	our ability to attract, hire and retain qualified personnel;

•	expenditures that we will or may incur to develop additional product candidates;

•	the level of demand for our product candidates should they receive approval, which may vary significantly;

•	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future drugs that compete with our product candidates;

•	the changing and volatile U.S., European and global economic environments; and

•	future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	not being required to hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2020, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of March 15, 2018, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 58.1% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and

•	advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation will provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease our facility, which is located at 575 Chesapeake Drive, Redwood City, California and consists of approximately 11,388 square feet of office and laboratory space. Our lease expires May 18, 2022, and we have an option to extend it through May 18, 2027. While our current headquarters space is sufficient for our present needs, we were exploring additional space to support our planned growth as of December 31, 2017.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The NASDAQ Global Select Market under the symbol “ARMO” since January 26, 2018. From January 26, 2018 to March 15, 2018, the high and low sale prices of our common stock on a per share basis as reported on The NASDAQ Global Select Market were $57.19 and $27.00, respectively.

As of December 31, 2017, there were 37 registered stockholders of record of our common stock.

Dividend Policy

We currently intend to retain any future earnings to finance our research and development efforts. We have never declared or paid cash dividends on our common stock and do not intend to declare or pay cash dividends on our common stock in the foreseeable future.

Performance Graph

We have not included a performance graph in this Annual Report on Form 10-K because the period between the date that our common stock began trading on The Nasdaq Global Select Market was after the end of our most recently completed fiscal year.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2017, we granted options to purchase 1,173,836 shares of our common stock to directors, officers and employees under our 2012 Stock Plan, with per share exercise prices ranging from approximately $6.73 to $6.97.

On August 11, 2017, August 14, 2017, and August 24, 2017, we issued and sold an aggregate of 5,477,250 shares of our Series C-1 preferred stock at a purchase price of approximately $12.3487 per share to nineteen accredited investors for an aggregate purchase price of approximately $67,637,153. Immedaiately prior to and in connection with the completion of our intial public offering, all 5,477,250 shares of Series C-1 preferred stock automatically converted into an equivalent number of shares of common stock.

Use of Proceeds

On January 25, 2018, our Registration Statements on Form S-1 (File Nos. 333-222371 and 333-222704) were declared effective by the SEC for our initial public offering of common stock, pursuant to which we sold an aggregate of 8,658,823 shares of our common stock at an initial public offering price of $17.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no repurchases of equity securities for the three months ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below for the three years ended December 31, 2017 is not necessarily indicative of the results that may be expected in the future. You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results

of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$36,960	$29,194	$24,650
General and administrative	5,711	4,567	2,841

Total operating expenses	42,671	33,761	27,491

Loss from operations	(42,671)	(33,761)	(27,491)
Interest income	246	137	21
Net loss and comprehensive loss	(42,425)	(33,624)	(27,470)
Net loss and comprehensive loss attributable to noncontrolling interest	—	—	2,488

Net loss and comprehensive loss attributable to ARMO BioSciences, Inc.	$(42,425)	$(33,624)	$(24,982)

Net loss per share, basic and diluted, attributable to ARMO BioSciences, Inc. stockholders (1)	$(28.52)	$(26.25)	$(30.59)

Weighted-average number of shares used in basic and diluted net loss per share attributable to ARMO BioSciences, Inc. stockholders	1,487,421	1,280,938	816,686

(1)	See Note 13 to our audited consolidated financial statements for an explanation of the method used to calculate historical basic and diluted net loss per share.

	AS OF
	DECEMBER 31,
	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$49,475	$26,737
Working capital	40,453	17,350
Total assets	56,192	27,901
Redeemable convertible preferred stock	177,077	109,587
Accumulated deficit	(135,354)	(92,860)
Total stockholders’ deficit	(132,531)	(91,301)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section of this Annual Report entitled “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

Overview

We are a late-stage immuno-oncology company that is developing a pipeline of novel, proprietary product candidates that activate the immune system of cancer patients to recognize and eradicate tumors. Our vision is to improve and prolong the lives of cancer patients by advancing and expanding the field of immuno-oncology through novel combinations and treatment sequences of our pipeline products with standard of care chemotherapies and checkpoint inhibitors or with other emerging immunotherapies that elicit complementary and synergistic treatment effects. To achieve this vision, we have assembled a seasoned and talented group of industry veterans, scientists, clinicians, key opinion leaders and investors.

Our lead product candidate, AM0010 (pegilodecakin) is a long-acting form of human Interleukin-10 (IL-10). IL-10 is a naturally occuring immune cell growth factor in humans that stimulates the survival, expansion and tumor killing (cytotoxic) capacity of a particular white blood cell of the immune system, called the CD8+ T cell. We have focused on CD8+ T cells because these cells have been shown to recognize and kill cancer cells. An abundance of tumor-infiltrating CD8+ T cells improves the prognosis and lengthens the survival of cancer patients.

AM0010 has been advanced into late-stage clinical development as an immuno-oncology drug based on the results of our Phase 1/1b clinical trial in over 350 cancer patients across more than 14 different types of cancer and many treatment settings. In this ongoing Phase 1/1b clinical trial, we have observed objective tumor responses, including partial and complete responses. AM0010 was well-tolerated in patients as a single agent and in combination with chemotherapeutic drugs or immune checkpoint inhibitors, nivolumab and pembrolizumab, which bind to a protein called PD-1. Based on the results from this Phase 1/1b clinical trial, the initial focus of our late-stage AM0010 development program is pancreatic ductal adenocarcinoma (PDAC), non-small cell lung cancer (NSCLC) and renal cell carcinoma (RCC).

We have financed our operations primarily through the sale of $177.1 million of convertible preferred stock, which included $10.0 million raised by ACIR BioSciences, Inc. (ACIR), an entity we acquired in October 2015. We have devoted substantially all of our resources to identifying and developing product candidates, in particular AM0010, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations. We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our clinical trials, research and preclinical testing and all of our product manufacturing. As of December 31, 2017, we had cash and cash equivalents of $49.5 million.

In January 2018, we closed on our initial public offering of our common stock on the NASDAQ Global Select Market, in which we issued 7,529,412 shares of our common stock at a price of $17 per share. Shortly following the close of the offering, the underwriters exercised their option to purchase an additional 1,129,411 shares at the IPO price. In aggregate, we received approximately $133.2 million in proceeds, which amount is net of $10.3 million in underwriters’ discount and estimated offering costs of $3.7 million.

We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our product candidates, or enter into collaborative arrangements with third parties. Our net losses were $42.4 million, $33.6 million and $25.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $135.4 million. We will continue to require additional capital to continue our research and development, manufacturing and commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts.

Financial Operations Overview

Revenue

To date, we have not generated any revenue.

Operating expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. We expect to incur significant operating expenses and increasing operating losses for the foreseeable future as we:

•	invest significantly to further develop, and seek regulatory and marketing approval for, our product candidates;

•	further expand indications for our existing product candidates and our pipeline of potential product candidates;

•	further develop our manufacturing capabilities to support clinical development and ultimately commercialization of our product candidates

•	hire additional clinical, scientific, commercial, management and administrative personnel;

•	establish any sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other assets and technologies; and

•	procure additional operational, financial and management information systems and implement processes to support our ongoing development efforts, any commercialization efforts and operating as a public company.

Research and development expenses

Research and development (R&D) expenses represent costs incurred for the discovery and development of our product candidates. To date, substantially all of our costs have been associated with the development of our lead product candidate, AM0010, and the vast majority of these costs are related to external R&D expenses. We recognize as expense all R&D costs as they are incurred. Our external R&D expenses consist primarily of:

•	expenses incurred under agreements with contract research organizations (CROs) investigative clinical trial sites and other vendors involved in conducting our clinical trials;

•	expenses incurred with contract manufacturing organizations (CMOs) for manufacturing process development, scale up and both drug substance and drug product manufacturing for our product candidates

•	expenses incurred with third part vendors for performing preclinical testing on our behalf; and

•	consultant fees and certain laboratory supply costs related to the execution of preclinical studies and clinical trials.

Internal costs are associated with activities performed by our R&D organization and often benefit multiple programs. These costs are not separately allocated to specific product candidates. Unallocated, internal R&D costs consist primarily of:

•	personnel costs, which include salaries, bonuses, benefits and stock-based compensation expense;

•	facilities and other expenses, which include costs associated with rent, maintenance and related facilities costs as well as the depreciation and amortization expense associated with property and equipment; and

•	certain laboratory supplies and non-capitalized equipment used for internal R&D activities.

Although the rate at which we incur R&D expenses may vary from period to period, we expect our R&D expenses generally to increase substantially for the foreseeable future as we continue to invest in R&D activities.

Product candidates in later stages of clinical trials typically have higher development costs than those in earlier stages of development primarily due to the increased size and duration of such trials and increased requirements for drug supply. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of many of our R&D projects or when, and to what extent, we will generate revenue from the commercialization and sale of any of our product candidates. In addition, we may enter into collaboration arrangements for any of our product candidates, which could affect our development plans or capital requirements.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, facilities costs, including rent and maintenance of facilities, depreciation and amortization expense related to property and equipment, expenses for outside professional services, including legal, human resources, information technology, tax, audit and accounting services, and other consulting expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance our product candidates and as a result of preparing to become, and operating as, a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, additional insurance expenses, investor relations activities and other administrative and professional services.

Interest income

Interest income consists primarily of interest earned on our investments.

Results of Operations

Comparison of the years ended December 31, 2017 and 2016

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	%
	2017	2016	Change	Change
Operating expenses:
Research and development	$36,960	$29,194	$7,766	26.6%
General and administrative	5,711	4,567	1,144	25.0%

Total operating expenses	42,671	33,761	8,910	26.4%

Loss from operations	(42,671)	(33,761)	(8,910)	26.4%
Interest income	246	137	109	79.6%

Net loss and comprehensive loss	$(42,425)	$(33,624)	$(8,801)	26.2%

Research and development

R&D expenses increased by $7.8 million, or 26.6%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily due to a $9.0 million increase related to our ongoing Phase 3 randomized pivotal clinical trial (SEQUOIA) with AM0010, $0.1 million initial research into our AM0003 product candidate and $1.0 million R&D expense driven by increased personnel. This is partially offset by a decrease of $0.8 million in spending on our pre-IND AM0001, as well as decreased clinical costs of $1.5 million on the AM0010 Phase 1/1b trial as it nears completion. For the year ended December 31, 2017 and 2016, substantially all of our R&D expense related to the development of the AM0010 (80% and 76% in each year, respectively).

General and administrative

General and administrative expense for the year ended December 31, 2017 increased by $1.1 million, or 25.0%, from the year ended December 31, 2016. This increase was primarily due to an $0.8 million increase for general and patent related legal expenses, a $0.6 million increase for compensation related expenses including stock based compensation and a $0.3 million increase in facility rent. This was partially offset by a decrease of $0.4 million in professional services expenses.

Interest income

Interest income for the year ended December 31, 2017 increased by $0.1 million, or 79.6%, from the year ended December 31, 2016. The increase was due to higher average cash and cash equivalent balances, as well as higher average interest rates in 2017.

Comparison of the years ended December 31, 2016 and 2015

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	%
	2016	2015	Change	Change
Operating expenses:
Research and development	$29,194	$24,650	$4,544	18.4%
General and administrative	4,567	2,841	1,726	60.8%

Total operating expenses	33,761	27,491	6,270	22.8%

Loss from operations	(33,761)	(27,491)	(6,270)	22.8%
Interest income	137	21	116	552.4%

Net loss and comprehensive loss	($33,624)	($27,470)	($6,154)	22.4%

Research and development

R&D expenses increased by $4.5 million, or 18.4%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was primarily due to a $4.1 million increase in external R&D spending. The initiation of our international Phase 3 randomized pivotal clinical trial (SEQUOIA) with AM0010 for the treatment of PDAC resulted in increased R&D expenses of $2.9 million. Additionally, R&D expenses increased by $2.2 million to support the cell-line development and initial manufacturing of our pre-IND product candidate, AM0001. For the years ended December 31, 2016 and 2015, over 75% of our R&D expense related to the development of AM0010. We do not track our product costs by indication.

General and administrative

General and administrative expense for the year ended December 31, 2016 increased by $1.7 million, or 60.8%, from the year ended December 31, 2015. The increase was primarily due to a $1.4 million increase in professional service fees associated with accounting and audit services and a $0.3 million increase in payroll-related expenses including wages, bonuses, benefits and stock-based compensation expense as a result of increased headcount.

Interest income

Interest income increased by $0.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was due to higher average cash and cash equivalent balances, as well as higher average interest rates in 2016.

Liquidity and Capital Resources

Sources of liquidity

As of December 31, 2017, we had $49.5 million in cash and cash equivalents, an accumulated deficit of $135.4 million and working capital of $40.5 million. In January 2018, we closed on our initial public offering of our common stock on the NASDAQ Global Select Market, in which we received approximately $133.2 million in proceeds, which amount is net of $10.3 million in underwriters’ discount and estimated offering costs of $3.7 million. We expect to continue to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our product candidates. Additional capital will be needed to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of the development programs or commercialization efforts, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the our business, results of operations, financial condition and/or out ability to fund our scheduled obligations on a timely basis or at all. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations.

Funding requirements

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures as well as general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses.

To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately achieve profitable operations. As of the date of this Annual Report on Form 10-K, with the proceeds from our initial public offering, we believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Cash flows

The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash used in operating activities	$(44,725)	$(28,376)	$(25,600)
Cash used in investing activities	(21)	(108)	(85)
Cash provided by financing activities	67,484	9,971	54,502

Net increase/(decrease) in cash and cash equivalents	$22,738	$(18,513)	$28,817

Cash used in operating activities

Net cash used in operating activities was $44.7, $28.4 and $25.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. After reflecting a net loss of $42.4 million, $33.6 million and $27.5 million, respectively, in each year, the net cash used is partially offset by net changes in operating assets and liabilities of $3.6 million, $4.1 million and $1.1 million. Finally, non-cash charges of $1.3 million, $1.1 million and $0.8 million, respectively for each year, primarily for stock-based compensation expense and depreciation and amortization, further reduce the net cash used in operating activities.

Cash used in investing activities

Net cash used in investing activities was $21,000 for the year ended December 31, 2017 and resulted from the purchase of property and equipment. Net cash used in investing activities was $0.1 million for the years ended December 31, 2016 and 2015 and resulted from the purchase of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $67.5 million, $10.0 million and $54.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, from the receipt of net proceeds from the issuance of our convertible preferred stock.

Contractual Obligations and Commitments

Our contractual obligations and commitments pertain to our facilities lease agreement. We have a lease for our headquarters which consists of laboratory and office space in Redwood City, California. The current lease is for approximately 11,388 square feet and the lease period expires May 18, 2022. As of December 31, 2017, future minimum lease payments are as follows:

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
	(In thousands)
Operating lease obligations	$2,404	$522	$1,092	$790	$—

In March 2018 we executed a triple-net lease for 25,956 square feet of additional office space in Redwood City, California under a noncancelable operating lease agreement with a 7-year term. The lease agreement is a triple-net lease with an aggregate base rent commitment over the course of the 7-year term of approximately $10.1 million before factoring in operating expenses.

In addition, we enter into contracts in the normal course of business with CROs for preclinical studies and clinical trials and CMOs for the manufacture of clinical trial materials. These agreements provide for termination at the request of either party with less than one year notice and are, therefore, cancelable contracts and not reflected in the table above. As of December 31, 2017, we had commitments of $1.1 million with CMOs, $4.2 million with CROs and an aggregate of $2.5 million with other clinical sites, all related to our AM0010 program as well as $0.8 million with our anti-PD-1 checkpoint inhibitor program.

In addition, we remain obligated to pay up to an aggregate of $10.0 million in at-risk milestone payments pursuant to the Merck Agreement. See Note 7 to the audited consolidated financial statements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and development expenses

Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid expense and recognized as an expense as the related goods are delivered or the related services are performed.

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, communicating with internal personnel and external service providers to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows and expense recognition. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. To date, there have been no material differences between our estimates and the amount actually incurred. However, due to the nature of these estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies or other research activity.

Stock-based compensation expense

We recognize compensation costs related to stock-based awards granted to employees, including stock options, based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the derivation and use of highly subjective assumptions to determine the estimted fair value of stock-based awards. These assumptions include:

•	Expected Term—We have concluded that our stock option exercise history does not provide a reasonable basis upon which to estimate expected term, and therefore we use the simplified method for estimating the expected term of stock option grants. Under this approach, the weighted-average expected term is presumed to be the average of the vesting term and the contractual term of the option.

•	Expected Volatility—Since we do not have any trading history for our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty.

•	Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

•	Expected Dividend—We have not paid dividends on our common stock and do not anticipate paying dividends for the foreseeable future, and we therefore used an expected dividend yield of zero.

In addition to the Black-Scholes assumptions, we account for forfeitures of our stock-based awards as those forfeitures occur.

The assumptions used in the Black Scholes option pricing model are as follows:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.02 to 6.08	6.02 to 6.08	6.08
Expected volatility	92.00%	98.30%	81.00%
Risk-free interest rate	1.89% to 2.19%	1.37% to 1.60%	1.46%
Dividend yield	0.00%	0.00%	0.00%

For the years ended December 31, 2017, 2016 and 2015, stock-based compensation expense was $1.2 million, $0.9 million and $0.6 million, respectively. We expect the impact of our stock-based compensation expense for stock options granted to employees to grow in future periods due to the potential increases in the value of our common stock and the number of awards we expect to grant.

Common stock valuation methodologies

Historically, the fair value of the shares of common stock underlying our share-based awards has been estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by a third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the AICPA Practice Guide). Given the absence of a public trading market for our common stock prior to our January 2018 initial public offering, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our R&D efforts; the rights, preferences and privileges of our preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies; and the lack of marketability of our common stock.

We utilized the probability-weighted expected return method (PWERM) an accepted valuation method under the AICPA Practice Guide, for determining the fair value of our common stock. The PWERM is a scenario-based analysis that estimates the value per share of common stock based on the probability-weighted present value of expected future equity values for the common stock, under various possible future liquidity event scenarios, in light of the rights and preferences of each class of stock, discounted for a lack of marketability.

For valuations after the completion of of our intial public offering in January 2018, our board of directors will determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We plan to adopt this standard on January 1, 2018 and are currently evaluating the effect that this guidance will have on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. We plan to adopt this standard on January 1, 2019 and are currently evaluating the effect that this guidance will have on our financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-1, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities; and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance will become effective for the Company beginning in the first quarter of 2018. Early adoptions of certain amendments within the update are permitted. We plan to adopt this standard on January 1, 2018 and are currently evaluating the impact that the adoption of this guidance will have on our financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting. This pronouncement provides guidance about which changes to the terms or conditions of a share-based payment award may require an entity to apply modification accounting under Topic 718. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We plan to adopt this guidance as of January 1, 2018 and are currently evaluating the impact that the adoption of this guidance will have on our financial statements and related disclosures.

The Company has reviewed recent accounting pronouncements and concluded the pronouncements are either not applicable to the business, or no material effect is expected on the financial statements as a result of future adoption.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption of new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $49.5 million as of December 31, 2017 which consist of bank deposits and money market funds. Our investments in money market funds may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

We contract with certain CROs and contract manufacturers globally, and thus we face foreign exchange risk as a result of enterng into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. A hypothetical 10% change in foreign exchange rates during any of the periods presented would have no impact on our consolidated financial statements. As of December 31, 2017, we had no assets or liabilities denominated in foreign currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by this Item 8 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ARMO BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ARMO BioSciences, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015

Redwood City, California

March 30, 2018

ARMO BIOSCIENCES, INC.

Balance Sheets

(In thousands, except share and per share data)

	DECEMBER 31, 2017	DECEMBER 31, 2016
Assets
Current assets:
Cash and cash equivalents	$49,475	$26,737
Prepaid expenses and other current assets	2,574	178
Restricted cash	50	50

Total current assets	52,099	26,965
Property and equipment, net	250	429
Other long-term assets	3,843	507

Total assets	$56,192	$27,901

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,764	$7,481
Accrued liabilities	5,714	1,995
Deferred rent	136	38
Other current liabilities	32	101

Total current liabilities	11,646	9,615
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value
Shares authorized: 95,180,211 at December 31, 2017
Shares issued and outstanding: 20,211,087 at December 31, 2017; 14,733,837 at December 31, 2016
Liquidation preference: $177,474 at December 31, 2017; $109,836 at December 31, 2016	177,077	109,587
Stockholders’ equity (deficit):
Common stock, $0.0001 par value
Shares authorized: 118,000,000 at December 31, 2017
Shares issued and outstanding: 1,535,199 at December 31, 2017 and 1,541,160 at December 31, 2016	1	1
Additional paid-in capital	2,822	1,558
Accumulated deficit	(135,354)	(92,860)

Total stockholders’ deficit	(132,531)	(91,301)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$56,192	$27,901

The accompanying notes are an integral part of these consolidated financial statements.

ARMO BIOSCIENCES, INC.

Consolidated statements of operations and comprehensive loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$36,960	$29,194	$24,650
General and administrative	5,711	4,567	2,841

Total operating expenses	42,671	33,761	27,491

Loss from operations	(42,671)	(33,761)	(27,491)
Interest income	246	137	21

Net loss and comprehensive loss	(42,425)	(33,624)	(27,470)
Net loss and comprehensive loss attributable to noncontrolling interest	—	—	2,488

Net loss and comprehensive loss attributable to ARMO BioSciences, Inc.	$(42,425)	$(33,624)	$(24,982)

Net loss per share, basic and diluted, attributable to ARMO BioSciences, Inc. stockholders	$(28.52)	$(26.25)	$(30.59)

Weighted average number of shares used in basic and diluted net loss per share attributable to ARMO BioSciences, Inc. stockholders	1,487,421	1,280,938	816,686

The accompanying notes are an integral part of these consolidated financial statements.

ARMO BIOSCIENCES, INC.

Consolidated statements of redeemable convertible preferred stock and stockholders’ deficit

(In thousands, except share data)

	ACIR REDEEMABLE CONVERTIBLE PREFERRED STOCK		ARMO REDEEMABLE CONVERTIBLE PREFERRED STOCK		ACIR COMMON STOCK	NONCONT- ROLLING INTEREST	ARMO COMMON STOCK		ADDITIONAL PAID-IN- CAPITAL	ACCUMU- LATED DEFICIT	TOTAL STOCK- HOLDERS’ DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES		SHARES	AMOUNT
Balances at December 31, 2014	10,000,000	$9,978	7,264,862	$35,121	1,475,674	$(988)	1,428,350	$1	$510	$(31,414)	$(31,891)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $1	—	—	2,450,140	14,999	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $44	—	—	3,202,155	39,498	—	—	—	—	—	—	—
Issuance of ARMO common stock on exercise of stock options	—	—	—	—	—	—	3,675	—	5	—	5
Issuance of ACIR common stock pursuant to restricted stock agreement	—	—	—	—	3,529	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	572	—	572
Acquisition of noncontrolling interest upon merger	(10,000,000)	(9,978)	—	—	(1,479,203)	3,476	—	—	(636)	(2,840)	—
Issuance of Series B-1 redeemable convertible preferred stock and common stock upon merger	—	—	1,006,880	9,978	—	—	148,933	—	—	—	—
Vesting of option shares subject to repurchase	—	—	—	—	—	—	—	—	96	—	96
Net loss	—	—	—	—	—	(2,488)	—	—	—	(24,982)	(27,470)

Balances at December 31, 2015	—	—	13,924,037	99,596	—	—	1,580,958	1	547	(59,236)	(58,688)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $10	—	—	809,800	9,991	—	—	—	—	—	—	—
Issuance of ARMO common stock on exercise of stock options	—	—	—	—	—	—	9,140	—	30	—	30
Stock-based compensation expense	—	—	—	—	—	—	—	—	899	—	899
Vesting of option shares subject to repurchase	—	—	—	—	—	—	—	—	132	—	132
Repurchase of common stock	—	—	—	—	—	—	(48,938)	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	—	—	—	(33,624)	(33,624)

Balances at December 31, 2016	—	—	14,733,837	109,587	—	—	1,541,160	1	1,558	(92,860)	(91,301)
Issuance of Series C-1 redeemable convertible preferred stock, net of issuance costs of $10	—	—	5,477,250	67,490	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,202	(69)	1,133
Vesting of option shares subject to repurchase	—	—	—	—	—	—	—	—	68	—	68
Repurchase of common stock	—	—	—	—	—	—	(5,961)	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	—	(42,425)	(42,425)

Balances at December 31, 2017	—	$—	20,211,087	$177,077	—	$—	1,535,199	$1	$2,822	$(135,354)	$(132,531)

The accompanying notes are an integral part of these consolidated financial statements.

ARMO BIOSCIENCES, INC.

Consolidated statements of cash flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(42,425)	$(33,624)	$(27,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	207	204
Stock-based compensation expense	1,133	899	572
Loss on disposal of property and equipment	—	29	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,396)	(69)	(6)
Other long-term assets	(2,327)	(378)	(50)
Restricted cash	—	(20)	30
Accounts payable	(1,733)	4,908	587
Accrued liabilities	2,726	(299)	571
Deferred rent	97	(29)	(40)

Net cash used in operating activities	(44,725)	(28,376)	(25,600)

Investing activities
Purchase of property and equipment	(21)	(108)	(85)

Net cash used in investing activities	(21)	(108)	(85)

Financing activities
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance cost	67,490	9,991	54,497
Proceeds from the issuance of common stock upon exercise of stock options, net of repurchases	(6)	(20)	5

Net cash provided by financing activities	67,484	9,971	54,502

Net increase (decrease) in cash and cash equivalents	22,738	(18,513)	28,817

Cash and cash equivalents at beginning of period	26,737	45,250	16,433

Cash and cash equivalents at end of period	$49,475	$26,737	$45,250

Supplement disclosures for non-cash investing and financing activities
Vesting of restricted stock	$68	$132	$96

Issuance of Series B-1 redeemable convertible preferred stock upon merger	$—	$—	$9,978

Acquisition of noncontrolling interest in ACIR BioSciences, Inc. for stock	$—	$—	$(6,503)

Deferred offering costs included in accounts payable and accrued expenses	$1,009	$421	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARMO BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

1. Organization

Description of the business

ARMO BioSciences, Inc., (ARMO or the Company), is a late-stage immuno-oncology company that is developing a pipeline of novel, proprietary products that activate the immune system of cancer patients to recognize and eradicate tumors. The Company was incorporated on June 23, 2010 in Delaware under the name Targenics, Inc., and later merged with Ante BioSciences, Inc. on December 11, 2012, subsequently changing its name to ARMO BioSciences, Inc. on December 20, 2012.

The Company is located in Redwood City, California.

On January 25, 2018, the Company completed its initial public offering (IPO) and issued 8,658,823 shares of its common stock for net proceeds of approximately $133.2 million. Upon the closing of the IPO, all shares of preferred stock then outstanding were automatically converted into 20,211,087 shares of common stock. See Note 15 “Subsequent Events” for more detail.

Basis of presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Reverse stock split

In January 2018, the Company’s board of directors and its stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of our common stock and preferred stock on a 1-for-4.7093 basis (the Reverse Stock Split). The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding preferred and common stock, stock options and related per share amounts have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The Reverse Stock Split was effected on January 12, 2018.

Liquidity and management plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of December 31, 2017, the Company had an accumulated deficit of $135.4 million, cash and cash equivalents of $49.5 million and working capital of $40.5 million.

Management plans to continue to incur substantial costs in order to conduct research and development activities necessary to develop a commercialized product. Additional capital will be needed to undertake these activities and commercialization efforts. Through December 31, 2017, the Company has relied primarily on the proceeds from equity offerings to finance its operations. Management believes that the Company’s current cash and investments, including the net proceeds of approximately $133.2 million from the closing of its IPO in January 2018, as described above, will provide sufficient funds to enable the Company to meet its obligations through at least March 2019.

ACIR—variable interest entity accounting and merger agreement

ACIR BioSciences, Inc. (ACIR) was incorporated in July 2014 for the purposes of researching, developing, manufacturing and commercializing long-acting cytokines as immunotherapies, excluding the research, development, manufacture and commercialization of human Interleukin-10 (IL-10), including AM0010 and any other PEGylated forms thereof. In connection with its formation, ACIR issued capital stock to substantially the same stockholders and in substantially the same ownership levels as the Company’s stockholders. In addition, the Company’s chief executive officer was the president and a director of ACIR.

In July 2014, the Company entered into a management service agreement (MSA) with ACIR to provide research, development, human resources, clerical and other services to ACIR. In exchange for these management services, ACIR paid the Company for all reimbursable operating expenses, plus a mark-up of 8%. For the year ended December 31, 2015, the Company received an aggregate of $1.1 million from ACIR for management services rendered under the MSA. The reimbursable expenses incurred by the Company in performing its duties on behalf of ACIR and expenses incurred by ACIR were to be obligations of ACIR. The Company was not liable for the payment of any debts, obligations or other liabilities of ACIR. The MSA was terminated in October 2015 in connection with the merger described below, and no further amounts were received from ACIR for management services rendered under the MSA.

The Company has determined that ACIR was a variable interest entity (VIE), and that the Company was the primary beneficiary from the date of incorporation of ACIR to the date of the merger. Accordingly, as discussed below, the results of operations of ACIR have been consolidated with the Company through September 30, 2015, the day immediately prior to the effective date of the merger, and related intercompany balances and transactions have been eliminated with the deficit balance of ACIR’s net assets reflected as noncontrolling interest.

Consolidation of ACIR’s results of operations for the nine months ended September 30, 2015 included the following (in thousands):

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
Operating expenses:
Research and development	$2,231
General and administrative	257

Total operating expenses	2,488

Net loss	$(2,488)

Consolidation of ACIR’s cash flows for the nine months ended September 30, 2015 included the following (in thousands):

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
Cash used in operating activities	$(2,505)
Cash used in investing activities	(51)

Decrease in cash and cash equivalents of ACIR	$(2,556)

On October 1, 2015, the Company consummated the merger of ACIR into ARMO pursuant to the Agreement and Plan of Merger and Reorganization (Merger Agreement). As a result of the merger, the Company acquired the controlling interest of ACIR, the separate corporate existence of ACIR ceased, and the Company continued as the surviving entity following the transaction. The 1,479,203 outstanding shares of ACIR common stock were converted into the right to receive a total of 148,933 shares of the Company’s common stock and all outstanding shares of ACIR Series A redeemable convertible preferred stock were converted into the right to receive a total of 1,006,880 shares of the Company’s Series B-1 redeemable convertible preferred stock, which shares had an aggregate liquidation preference of $10.0 million. At the time of the merger, ACIR had $6.6 million in available cash.

Therefore, the carrying value of the noncontrolling interest in ACIR as of the merger date was eliminated and the difference between the carrying value of the noncontrolling interest and the consideration paid by the Company was recorded as additional paid-in capital and accumulated deficit with no gain or loss recognized. The Series B-1 redeemable convertible preferred stock was issued as consideration to ACIR stockholders.

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and market specific or other relevant assumptions that it believes are reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to accruals for research and development costs, fair value of equity instruments and accounting for stock-based compensation. Actual results could materially differ from those estimates or assumptions.

Risks and uncertainties

The Company has not commenced principal operations in the form of commercialized product sales. The product candidates being developed by the Company require approval from the U.S. Food and Drug Administration (FDA) and/or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s current and future product candidates will receive the necessary approvals. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company’s business and its financial statements.

The Company is subject to risks common to early stage companies in the pharmaceutical industry including, but not limited to, dependency on the clinical and commercial success of its product candidates, ability to obtain regulatory approval of its product candidates, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and untested manufacturing capabilities.

Cash equivalents

The Company considers all liquid marketable securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market accounts and are recorded at fair value.

Restricted cash

Restricted cash consists of funds held as collateral for corporate credit cards and is classified as a current asset at December 31, 2017 and 2016.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company invests its excess cash in money market funds. Bank deposits are held by a single financial institution with a strong credit rating and these deposits may at times be in excess of insured limits. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash and cash equivalents to the extent recorded on the balance sheet. The Company’s investment policy limits investments to certain types of money market instruments including direct obligations issued by the U.S. government, interest-bearing certificates of deposit and prime commercial paper.

Property and equipment

Property and equipment are stated at cost, subject to adjustments for impairments, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives for the related assets. Maintenance and repairs that do not extend the life or improve an asset are expensed in the period incurred.

The Company has determined the estimated life of assets to be as follows:

Computer equipment	3 years
Software	3 years
Lab equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or useful life

Impairment of long-lived assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2017 and 2016, the Company has not recorded any impairment losses on long-lived assets.

Deferred offering costs

Deferred offering costs, consisting of legal, accounting, filing and other fees related to the IPO are capitalized. The deferred offering costs were reclassified to additional paid in capital upon the effectiveness of the IPO in January 2018. As of December 31, 2017 and 2016, $2.4 million and $0.4 million, respectively, of deferred offering costs were capitalized and included in other long-term assets on the balance sheets.

Deferred rent

The Company has entered into a lease agreement for its laboratory and office facilities. This lease is classified as an operating lease. Rent expense is recognized on a straight-line basis over the non-cancelable term of the Company’s operating lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability on the balance sheets.

Research and development expenses

The Company expenses both internal and external research and development expenses to operations as they are incurred. The Company’s research and development expenses consist primarily of costs incurred for the development of its product candidates and include: (i) expenses incurred under agreements with contract research organizations (CROs), investigative sites, and consultants to conduct clinical trials and pre-clinical and non-clinical studies; (ii) costs to acquire, develop and manufacture clinical study materials, including fees paid to contract manufacturing organizations (CMOs); (iii) salaries and related costs, including stock-based compensation and travel expenses, for personnel in research and development functions; (iv) costs related to compliance with drug development regulatory requirements; (v) depreciation and other allocated facility-related and overhead expenses; and (vi) licensing fees and milestone payments incurred under product license agreements.

Accrued research and development expenses

The Company records accruals for estimated costs of research, preclinical and clinical studies, and manufacturing development, which are a significant component of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, including CROs. The Company’s contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed and costs incurred in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from information provided as part of its clinical and non-clinical studies and other third-party vendors. Through December 31, 2017, there have been no material differences from the Company’s accrued estimated expenses to the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to the number of patients enrolled, the rate of patient enrollment, and the actual services performed and related costs may vary from the Company’s estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial position and results of operations.

Redeemable convertible preferred stock

The Company records all shares of redeemable convertible preferred stock at their respective issuance price less issuance costs on the dates of issuance. In the event of a change of control as set forth in the Company’s amended and restated certificate of incorporation, proceeds received there from will be distributed in accordance with the liquidation preferences set forth in the Company’s Amended and Restated Certificate of Incorporation unless the holders of redeemable convertible preferred stock have converted their shares of redeemable convertible preferred stock into shares of common stock. Therefore, redeemable convertible preferred stock is classified outside of permanent equity on the balance sheet as events triggering the liquidation preferences are not solely within the Company’s control. The Company has not adjusted the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because the likelihood of liquidation of such shares is remote.

Stock-based compensation

The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant dates using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period using the straight-line method. As permitted by ASU 2016-09, the Company has elected to account for forfeitures of stock-based awards as those forfeitures occur.

Accrued repurchase liability for common stock

The Company records as a liability the purchase price of unvested common stock that the Company has a right to repurchase if and when the employment of the stockholder terminates before the end of the requisite service period. The proceeds originally recorded as a liability are reclassified to additional paid-in capital as the Company’s repurchase right lapse.

Variable interest entity

In accordance with Accounting Standards Codification (ASC) 810, Consolidations, the Company consolidates entities that meet the definition of a variable interest entity (VIE) for which the Company is deemed to be the primary beneficiary. The Company evaluates whether it is the primary beneficiary at the initial investment or agreement date and when a reconsideration event occurs. The Company considers whether it individually has the power to direct the activities of the VIE that most significantly affect the VIE’s performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers whether it was a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE.

Income taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be realized. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Financial statement effects of uncertain tax positions are recognized when it is more-likely-than-not, based on the technical merits of the position, that it will be sustained upon examination. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Segment reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2017 and 2016, comprehensive loss was equal to net loss.

Net loss per share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive. Shares of common stock subject to repurchase are excluded from the calculation of weighted-average shares as the vesting of such shares is contingent upon continued services being rendered by such holders.

Recent accounting pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments. This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The Company plans to adopt this standard on January 1, 2018. The adoption of ASU No. 2016-15 is not expected to have a significant impact on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity that is a lessee to recognize the assets and liabilities arising from most leases on the balance sheet. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company plans to adopt this standard on January 1, 2019 and is currently evaluating the effect that this guidance will have on its financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities; and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. The Company plans to adopt this standard on January 1, 2018. The adoption of ASU No. 2016-01 will not have a significant impact on the Company’s financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. The Company adopted this standard on January 1, 2017. The adoption of ASU No. 2016-09 did not have a significant impact on the Company’s financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting. This pronouncement provides guidance about which changes to the terms or conditions of a share-based payment award may require an entity to apply modification accounting under Topic 718. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company plans to adopt this guidance on January 1, 2018 and believes the adoption of the guidance will not have a significant impact on its financial statements and related disclosures.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the financial statements as a result of future adoption.

3. Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company primarily applies the market approach for recurring fair value measurements.

The Company measures certain financial assets and liabilities at fair value on a recurring basis based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amount of the Company’s cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of these financial assets was determined based on a hierarchy of three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted market prices included in Level 1) that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life.

Level 3—Unobservable inputs that are supported by little or no market activity and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2017 or 2016.

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	December 31, 2017
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets
Cash equivalents—money market funds	$49,475	$—	$—	$49,475

	December 31, 2016
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets
Cash equivalents—money market funds	$26,737	$—	$—	$26,737

The Company classifies money market funds as Level 1. The Company has no Level 2 or Level 3 assets or liabilities as of December 31, 2017 or 2016 or for the years presented. There were no transfers between Level 1 and Level 2 during the periods.

There were no unrealized or realized gains or losses during the years ended December 31, 2017 and 2016.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis at December 31, 2017 and 2016.

4. Property and equipment, net

The following table is a summary of property and equipment, net (in thousands):

	DECEMBER 31,
	2017	2016
Computer equipment	$24	$24
Software	30	23
Lab equipment	969	955
Furniture and fixtures	10	10
Leasehold improvements	56	56

	1,089	1,068
Less: Accumulated depreciation and amortization	(839)	(639)

Property and equipment, net	$250	$429

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $200,000, $207,000 and $204,000, respectively.

5. Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	DECEMBER 31,
	2017	2016
Accrued payroll and related expenses	$208	$155
Accrued research and clinical trial expenses	4,443	1,514
Other accrued liabilities	1,063	326

	$5,714	$1,995

6. Commitments and contingencies

Facility lease

The Company leases its laboratory and office facilities in Redwood City, California under a noncancelable operating lease agreement. The original lease agreement, entered into in February 2013, was scheduled to terminate in May 2017. In October 2016, the Company amended the lease agreement to provide an extension to the original lease term. Under this amendment, the lease terminates in May 2022. The monthly rental payment increased as a result of the amendment, with such increases effective beginning in May 2017.

The future minimum lease payments, after consideration of the amendment, are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2018	$522
2019	538
2020	554
2021	570
2022	220
Thereafter	—

$2,404

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $525,000, $256,000 and $237,000, respectively. The terms of the facility lease provide for rental payments on a monthly basis on a graduated scale.

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is not subject to any current pending legal matters or claims that would have a material adverse effect on its financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No amounts associated with such indemnifications have been recorded to date.

7. License agreement

In December 2012, the Company entered into an exclusive patent and license agreement (Merck Agreement) with Merck, Sharp and Dohme Corporation (Merck). Pursuant to the Merck Agreement, the Company obtained a worldwide exclusive royalty bearing license under specified patents and know-how to develop, manufacture and commercialize products containing PEGylated human IL-10 polypeptide for all therapeutic purposes in humans. In consideration for the license agreement, the Company paid Merck an initial license fee and will be required to pay milestone payments up to an aggregate of $11.3 million upon the occurrence of certain events. The Company is also obligated to pay Merck a royalty on net sales of licensed products on a country-by-country basis. Amounts paid to Merck under this agreement through December 31, 2017 totalled $1.45 million.

Unless earlier terminated, the Merck Agreement will continue in effect on a country-by-country and product-by-product basis until the expiration of the Company’s obligation to pay royalties. The Company has the right to unilaterally terminate the Merck Agreement with advance written notice to Merck. Merck has the right to terminate the Merck Agreement in the event the Company undergoes a change of control and its successor decides not to continue the development and/or commercialization of the licensed product. The Merck Agreement may also be terminated by either party for cause if there is an uncured material breach of the agreement by the other party or upon the bankruptcy of the other party.

8. Common stock

The Company had reserved shares of common stock, on an as if converted basis, for issuance as follows:

	DECEMBER 31,
	2017	2016
Issuance of common stock upon exercise of common stock options	2,269,610	1,237,769
Conversion of redeemable convertible preferred stock	20,211,087	14,733,837
Shares available under the 2012 Stock Plan	1,042,744	1,075,756

	23,523,441	17,047,362

Founder’s stock

From January 2011 to February 2012, pursuant to common stock purchase agreements, the Company issued 936,548 shares of restricted common stock to founders of the Company at issuance prices ranging from $0.004 to $0.09 per share which shares vest over four years. As of December 31, 2016, restricted common stock issued to founders was vested, and there was no remaining unrecognized stock-based compensation expense.

9. Redeemable convertible preferred stock

As of December 31, 2017, outstanding redeemable convertible preferred stock was comprised of the following (in thousands, except share and per share amounts):

	SHARES		LIQUIDATION VALUE PER SHARE (ORIGINAL ISSUE PRICE)	LIQUIDATION VALUE	PROCEEDS NET OF ISSUANCE COSTS
SERIES	AUTHORIZED	ISSUED AND OUTSTANDING
A-1	3,170,176	673,173	$1.1736	$790	$790
A	19,503,817	4,141,549	4.7093	19,504	19,380
B	23,076,924	4,900,280	6.1221	30,000	29,950
B-1	4,741,714	1,006,880	9.9314	10,000	9,978
C	18,893,532	4,011,955	12.3487	49,542	49,489
C-1	25,794,048	5,477,250	12.3487	67,638	67,490

	95,180,211	20,211,087		$177,474	$177,077

As of December 31, 2016, outstanding redeemable convertible preferred stock was comprised of the following (in thousands, except share and per share amounts):

	SHARES		LIQUIDATION VALUE PER SHARE (ORIGINAL ISSUE PRICE)	LIQUIDATION VALUE	PROCEEDS NET OF ISSUANCE COSTS
SERIES	AUTHORIZED	ISSUED AND OUTSTANDING
A-1	3,170,176	673,173	$1.1736	$790	$790
A	19,503,817	4,141,549	4.7093	19,504	19,380
B	23,076,924	4,900,280	6.1221	30,000	29,950
B-1	4,741,714	1,006,880	9.9316	10,000	9,978
C	28,601,936	4,011,955	12.3487	49,542	49,489

	79,094,567	14,733,837		$109,836	$109,587

The Company recorded the redeemable convertible preferred stock at issuance price, net of issuance costs, on the dates of issuance. The Series B-1 redeemable convertible preferred stock was issued in connection with the ACIR merger discussed in Note 1.

The rights, preferences and privileges of the redeemable convertible preferred stock as of December 31, 2017 are as follows:

Conversion

Each share of redeemable convertible preferred stock was convertible, at the option of the holder, at any time into fully paid and nonassessable shares of the Company’s common stock. Conversion of all shares of preferred stock was automatic upon: (i) affirmative election of the holders of at least a majority of the shares of redeemable convertible preferred stock outstanding; or (ii) the closing of a public offering of common with gross cash proceeds of at least $60 million.

The number of shares of common stock to which a redeemable convertible preferred stockholder was entitled is the product obtained by multiplying the redeemable convertible preferred stock conversion rate by the number of shares of redeemable convertible preferred stock being converted, subject to adjustments as provided in the Amended and Restated Certificate of Incorporation. As of December 31, 2017 and 2016, all shares of redeemable convertible preferred stock were convertible into common stock on a one-for-one basis.

The preferred stock conversion rates were subject to adjustment in accordance with the amended and restated certificate of incorporation. Adjustment events included any stock splits or stock combinations, reclassifications or exchanges of similar shares, or upon a reorganization, merger or consolidation of the Company. In addition, a particular series of preferred stock’s conversion rate was subject to adjustment upon a future preferred stock financing at a price per share below the stated conversion price for such series of preferred stock.

Voting and protective provisions

Stockholders of the redeemable convertible preferred stock were entitled to the number of votes equal to the equivalent number of shares of common stock into which each share of preferred stock was convertible on the record date for the vote and voted together as one class with the common stock.

As long as any shares of the redeemable convertible preferred stock remained outstanding, the holders of the convertible preferred stock, voting together as a single class, would have been allowed to elect two directors of the Company, and the holders of the common stock, voting as a separate class, would have been allowed to elect one director of the Company. The holders of the redeemable convertible preferred stock and the common stock, voting together as a single class, could elect any remaining directors of the Company.

As long as any shares of redeemable convertible preferred stock were outstanding, the Company was required to obtain approval by a majority of the holders of the preferred stock prior to such actions as a liquidation event, amendment of the underlying certificate of incorporation, declaration of a dividend, issuance of any equity security with preference above or parity to the existing preferred stock and other matters. As long as any shares of Series C redeemable convertible preferred stock were outstanding, the Company was required to obtain approval by a majority of the holders of Series C redeemable convertible preferred stock prior to a liquidation event or the issuance of any equity security with preference above or on parity to the existing Series C redeemable convertible preferred stock.

Liquidation preferences

In the event of a liquidation, dissolution, or winding up of the Company, whether voluntarily or involuntarily, and upon certain other defined events, the holders of the redeemable convertible preferred stock were also entitled to receive liquidation preferences in amounts per share equal to the original issue price as noted in the table above, plus the amount of any declared and unpaid dividends on such shares of preferred stock. Liquidation payments are made in preference to any payments to the holders of common stock. If the funds or assets from the liquidation event are insufficient to permit the payment to preferred stock holders of their full liquidation preferences, then all the funds or assets would have been distributed among the holders of preferred stock pro rata, on an equal priority, pari passu basis, according to their respective liquidation preferences. If there are any funds remaining after the payment of the liquidation preference to the holders of the preferred stock, then all remaining funds would have been distributed among the holders of the common stock, pro rata based on the number of shares held by each such holder.

Dividends

Holders of redeemable convertible preferred stock were entitled to receive dividends out of any assets legally available only when, as, and if declared by the Board of Directors, prior to and in preference to any declaration or payment of any dividend on the common stock. Such dividends would have been noncumulative. The dividend rate for the redeemable convertible preferred stock per share per annum is in the following table. To date, the Board of Directors has not declared any dividends.

SERIES	DIVIDEND RATE
A-1	$0.019936
A	0.080000
B	0.104000
B-1	0.168720
C	0.020980
C-1	0.020980

Redemption and related classification

The redeemable convertible preferred stock was not mandatorily redeemable as it did not have a set redemption date or a date after which the shares could be redeemed by the holders. However, the Company has classified the redeemable convertible preferred stock as temporary equity on the balance sheet as these shares could have been redeemed upon the occurrence of certain change in control events that were outside the Company’s control, including liquidation, sale or transfer of the Company. The Company has not adjusted the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because it was improble that an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of redeemable convertible preferred stock.

10. 2012 Stock Plan

In December 2012, the Company adopted the 2012 Stock Plan (as amended, the 2012 Plan) which provides for both the direct award or sale of shares of common stock or for the grant of options to purchase shares of common stock. The awards or options may be granted to employees, directors and consultants of the Company. Options granted under the 2012 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (ISOs) may be granted only to Company employees. Nonqualified stock options (NSOs) may be granted to Company employees, directors and consultants. Through December 31, 2017, the Company had reserved 3,762,086 shares of common stock for issuance under the 2012 Plan.

Options to purchase the Company’s common stock may be granted with a exercise price not less than the fair value per common share in the case of both NSOs and ISOs, except for an employee or nonemployee who owns more than 10% of the voting power of all classes of stock of the Company, in which case the exercise price shall be no less than 110% of the fair value per common share on the grant date, and ISO grants to such 10% stockholders expire five years from the date of grant. The fair value and vesting terms of options issued are determined by the Board of Directors. Options under the 2012 Plan may be granted for periods of up to 10 years, unless subject to the provisions regarding 10% stockholders. Employee options granted by the Company generally vest over four years at a rate of 25% upon the first year anniversary of the issuance date and monthly thereafter over the remaining three years.

The following table sets forth the summary of activity under the 2012 Stock Plan (in thousands, except share and per share amounts):

		OUTSTANDING OPTIONS
	SHARES AVAILABLE FOR GRANT UNDER 2012 PLAN	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE
Balance at December 31, 2014	696,194	411,154	$1.32	9.79	$—
Increase in shares reserved for issuance	1,170,061	—
Options granted	(3,675)	3,675	1.32
Options exercised	—	(3,675)	1.32

Balance at December 31, 2015	1,862,580	411,154	1.32	8.79	813
Increase in shares reserved for issuance	—	—
Options granted	(927,831)	927,831	3.30
Options exercised	—	(9,139)	3.30
Options forfeited	92,077	(92,077)	3.30
Options and restricted common stock repurchased	48,930	—	1.14

Balance at December 31, 2016	1,075,756	1,237,769	$2.64	8.63	$5,068
Increase in shares reserved for issuance	992,869	—
Options granted	(1,173,836)	1,173,836	6.94
Options forfeited	141,995	(141,995)	3.82
Options and restricted common stock repurchased	5,960	—	1.07

Balance at December 31, 2017	1,042,744	2,269,610	$4.79	8.58	$11,030

Vested at December 31, 2017		681,853	$2.43	7.41	$4,926

Exercisable at December 31, 2017		2,269,610	$4.79	8.58	$11,030

The Company granted stock options that permitted the holder to early exercise the option to purchase the Company’s common stock prior to the completion of the vesting period under the terms of the stock option grant. The unvested shares of common stock remain subject to repurchase rights held by the Company in the event of termination of the employment relationship with the holder. The common stock outstanding as of December 31, 2017 includes unvested shares totaling 20,779 shares which were subject to repurchase. During 2013, the Company issued 63,705 shares of restricted common stock to employees at an issuance price of $0.75 that primarily vest over four years. The weighted average grant date fair value of the 5,264 unvested shares of restricted stock was $0.52 at December 31, 2016. Total unrecognized stock-based compensation expense related to unvested restricted stock was $2,800 which the Company recognized during 2017. The liability associated with the shares subject to repurchase, calculated at the defined repurchase price is $32,000 as of December 31, 2017, which amount is recorded in other current liabilities.

During the year ended December 31, 2017, the Company granted 1,173,836 stock options to purchase shares of common stock with a weighted-average grant date fair value of $6.62 per share and a weighted-average exercise price of $6.94 per share. The grant date fair value of those awards was $7.8 million. During the year ended December 31, 2016, the Company granted 927,831 stock options to purchase shares of common stock with a weighted-average grant date fair value of $2.78 per share and a weighted-average exercise price of $3.30 per share. The grant date fair value of those awards was $2.6 million. During the year ended December 31, 2015, the Company granted 3,675 stock options to purchase shares of common stock with a weighted- average grant date fair value of $0.89 per share and a weighted-average exercise price of $1.32 per share. The grant date fair value of those awards was $3,000. The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was zero, $13,000 and zero, respectively. The fair value of the 316,771 options that vested during the year ended December 31, 2017 was $0.8 million. The fair value of the 259,780 options that vested during the year ended December 31, 2016 was $0.5 million. The fair value of the 93,601 options that vested during the year ended December 31, 2015 was $0.1 million.

Stock-Based Compensation Expense

Total stock-based compensation expense was recorded as follows (in thousands):

	YEAR ENDED December 31,
	2017	2016	2015
Research and development	$524	$365	$111
General and administrative	609	534	461

Total	$1,133	$899	$572

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, there was total unrecognized compensation expense of $8.6 million, to be recognized over a period of approximately 3.5 years.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is amortized on a straight-line basis over the requisite service period of the award. The fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors. Because there has been no public market for the Company’s common stock, the Board of Directors has determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, sales of redeemable convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, among other factors. The fair value of the underlying common stock shall be determined by the Board of Directors until such time as the Company’s common stock is listed on an established stock exchange or national market system. The Company determined that the fair value of the common stock at the grant date of the December 2017 shares was $8.69, which resulted in additional stock compensation expense of $50,000.

The stock options granted to employees under the 2012 Plan during the years ended December 31, 2017, 2016 and 2016 is estimated using the following weighted-average assumptions. During the years ended December 31, 2017, 2016 and 2015, there were no significant grants to non-employees.

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.02 to 6.08	6.02 to 6.08	6.08
Expected volatility	92.0%	98.3%	81.0%
Risk-free interest rate	1.89% to 2.19%	1.37% to 1.60%	1.46%
Dividend yield	0.0%	0.0%	0.0%

Expected Term. The Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term, and therefore it uses the simplified method for estimating the expected term of stock option grants. Under this approach, the weighted-average expected term is presumed to be the average of the vesting term and the contractual term of the option.

Expected Volatility. Since the Company is a private entity with no historical data regarding the volatility of its common stock, the expected volatility used is based on volatility of a group of comparable companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The historical volatility data was computed using the historical daily closing prices for the selected companies’ shares during the equivalent period of the expected term of the Company’s share-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options.

Expected Dividend Rate. The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend rate of zero in the valuation model.

The Company has elected to account for forfeitures of stock-based awards as those forfeitures occur.

11. Employee benefit plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. Since inception, the Company has made no contributions to the plan.

12. Income taxes

Since inception, the Company has only generated pretax losses. For the years ended December 31, 2017 and 2016, the Company recorded no provision for income taxes due to the losses incurred. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 consisted of the following (in thousands):

	AS OF DECEMBER 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$36,502	$35,593
Depreciation and amortization	288	426
Accruals and reserves	494	897
Research and development credit carryforwards	7,634	3,452

Gross deferred tax assets	44,918	40,368
Less: Valuation allowance	(44,918)	(40,368)

Deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilitites	—	—

Net deferred tax assets (liabilities)	$—	$—

Reconciliations of the statutory federal income tax rate to the Company’s effective tax for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal tax benefit at statutory rate	34.00%	34.00%	34.00%
Change in valuation allowance	(10.71)	(44.15)	(42.64)
State income taxes, net of federal benefits	5.99	5.83	5.83
Research and development credits	10.91	4.62	3.32
Tax reform remeasurement of deferred tax assets and liabilities	(36.82)	—	—
Permanent items	(3.29)	(0.68)	—
Other	(0.08)	(0.37)	(0.51)

Total	0.00%	0.00%	0.00%

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets as of December 31, 2017 and 2016 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The Company’s valuation allowance increased by approximately $4.6 million and $14.8 million for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the Company had net operating loss (NOL) carryforwards available to reduce future taxable income, if any, for Federal income tax purposes of $128.2 million and $89.3 million, respectively. As of December 31, 2017 and 2016, the Company had net operating loss (NOL) carryforwards available to reduce future taxable income, if any, for California state income tax purposes of $133.3 million and $89.8 million, respectively. The Federal and California NOL carryforward begins expiring during the year ended December 31, 2030.

As of December 31, 2017 and 2016, the Company also had research and development credit carryforwards and orphan drug credit carryforwards for Federal income tax purposes of $8.5 million and $3.8 million and for California state income tax purposes of $2.1 million and $1.2 million, respectively, available to reduce future taxable income, if any, for Federal and California state income tax purposes. The Federal credit carryforwards will begin expiring in 2032 and the state credit carryforwards have no expiration date.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California has similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As of December 31, 2017, the Company has not performed a Section 382 ownership change analysis. The ability of the Company to use its NOL carryforwards may be limited if the Company determines it has already experienced a Section 382 ownership change.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a net decrease related to deferred tax assets and deferred tax liabilities of $15.6 million and offsetting change in valuation allowance of $15.6 million for the year ended December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the adjustment to deferred taxes was a provisional amount and a reasonable estimate at December 31, 2017. The determination of the benefit from (provision for) income taxes requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. Given that the Company is still in the transition period for the accounting for income tax effects of the Tax Act, the current assessment on deferred tax assets (liabilities) is based on the currently available information and guidance. If in the future any element of the tax reform changes the related accounting guidance for income tax, it could affect the Company’s income tax position and the Company may need to adjust the benefit from (provision for) income taxes accordingly.

The Company recognizes uncertain tax positions when it is more likely than not, based on the technical merits, that the position will not be sustained upon examination. The guidance also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosure regarding unrecognized tax benefits. The Company’s policy is to include interest and penalties, if any, related to unrecognized tax benefits within the Company’s provision for income taxes.

As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits will reduce the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to change in the next twelve months. A reconciliation of the of the unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$1,178	$700
Gross increases related to prior year tax positions	51	478
Gross increases related to current year tax positions	985	—

Balance at end of year	$2,214	$1,178

The Company files income tax returns in the United States in California. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns for 2012 and later will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits.

13. Net loss per share

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands, except share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss attributable to ARMO BioSciences, Inc.	$(42,425)	$(33,624)	$(24,982)

Denominator:
Weighted-average number of shares attirbutable to ARMO BioSciences, Inc. stockholders	1,535,705	1,568,452	1,469,212
Less: Weighted average option shares subject to repurchase and unvested restricted shares	(48,284)	(287,514)	(652,526)

Weighted-average number of shares used in basic and diluted net loss per share attributable to ARMO BioSciences, Inc. stockholders	1,487,421	1,280,938	816,686

Net loss per share, basic and diluted, attributable to ARMO BioSciences, Inc. stockholders	$(28.52)	$(26.25)	$(30.59)

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were as follows:

	As of December 31,
	2017	2016	2015
Convertible redeemable preferred stock, as converted to common stock	20,211,087	14,733,837	13,924,037
Option shares to purchase common stock	2,269,610	1,237,769	411,154
Common stock subject to repurchase and unvested restricted shares issued under the 2012 Plan	19,606	91,574	249,326
Unvested restricted founder’s stock	—	—	230,554

Total	22,500,303	16,063,180	14,815,071

14. Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein (in thousands, except share and per share data):

	2017
	March 31,	June 30,	September 30,	December 31,
Revenue	$0	$0	$0	$0
Operating expenses	9,414	7,869	10,723	14,665
Net loss	(9,396)	(7,850)	(10,647)	(14,532)
Net loss per share, basic and diluted, attributable to ARMO BioSciences, Inc. stockholders	$(6.42)	$(5.29)	$(7.12)	$(9.62)

	2016
	March 31,	June 30,	September 30,	December 31,
Revenue	$0	$0	$0	$0
Operating expenses	6,635	6,841	8,593	11,692
Net loss	(6,606)	(6,791)	(8,554)	(11,673)
Net loss per share, basic and diluted, attributable to ARMO BioSciences, Inc. stockholders	$(5.74)	$(5.28)	$(6.31)	$(8.31)

15. Subsequent events

On January 25, 2018, the Company completed its IPO. The Company’s registration statements on Form S-1 (File Nos. 333-222371 and 333-222704) relating to the IPO were declared effective by the Securities and Exchange Commission (SEC). The shares began trading on The NASDAQ Select Global Market on January 26, 2018. The public offering price of the shares sold in the offering was $17.00 per share. The IPO closed on January 30, 2018 and included 7,529,412 shares of common stock. Shortly following the close of the offering, the underwriters exercised their option to purchase an additional 1,129,411 shares at the IPO price. In aggregate, the shares issued in the offering generated approximately $133.2 million in net proceeds, which amount is net of $10.3 million in underwriters’ discount and estimated offering costs of $3.7 million, Upon the closing of the IPO, all shares of preferred stock then outstanding were automatically converted into 20,211,087 shares of common stock.

In March 2018, the Company executed a triple-net lease for 25,956 square feet of additional office space in Redwood City, California under a noncancelable operating lease agreement with a 7-year term. The lease agreement is a triple-net lease with an aggregate base rent commitment over the course of the 7-year term of approximately $10.1 million before factoring in operating expenses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a- 15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within ARMO BioSciences have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2017 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On March 26, 2018, the board of directors approved certain compensation changes as described in the sections entitled “Executive Compensation—Severance and Change in Control Benefits” and “Executive Compensation—Director Compensation—Independent Director Compensation Program.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Key Employees and Directors

The following table sets forth information regarding our executive officers, key employees and directors, as of March 15, 2018:

NAME	AGE	POSITION(S)
Executive Officers
Peter Van Vlasselaer, Ph.D.	59	President, Chief Executive Officer and Director
Herb Cross	46	Chief Financial Officer
Joseph Leveque, M.D.	57	Chief Medical Officer
Key Employees
Martin Oft, M.D.	52	Senior Vice President of Pre-Clinical and Clinical Development
Russell Kawahata, Ph.D.	64	Vice President of Technical Operations
Clinton Musil	36	Vice President of Corporate Development
Non-Employee Directors
Xiangmin Cui, Ph.D.	49	Director
Carl Gordon, Ph.D.	53	Director
Pierre Legault	57	Director
Naiyer Rizvi, M.D.	54	Director
Beth Seidenberg, M.D.	60	Director
Stella Xu, Ph.D.	47	Director

Executive Officers

Peter Van Vlasselaer, Ph.D. is our co-founder and has served as our president and chief executive officer and as a member of our board of directors since December 2012. Previously, Dr. Van Vlasselaer served as the interim president, chief executive officer and on the board of directors of iPierian, Inc. from April 2011 to August 2011, and continued to serve on the board of directors until April 2014. From March 2007 to January 2011, Dr. Van Vlasselaer was the president and chief executive officer of Arresto BioSciences, Inc. Previously, Dr. Van Vlasselaer was the chief executive officer of Avidia, Inc. from May 2004 until it was acquired by Amgen Inc. in October 2006. Prior to that he served as senior vice president of technical operations of InterMune Inc. from November 1999 until May 2004. He served as vice president of development of Dendreon Corp. from June 1993 to August 1999. From July 2013 to its acquisition in June 2017, Dr. Van Vlasselaer served as the executive chairman of the board of directors of True North Therapeutics, Inc. Dr. Van Vlasselaer also serves on the board of directors of Blade Therapeutics, Inc. and as the chairman of the board of directors of TM3 Therapeutics B.V., both of which are private biopharmaceutical companies. Dr. Van Vlasselaer received a B.S. in Zoology and a Ph.D. in Cellular Immunology from the Catholic University of Leuven in Belgium.

Herb Cross has served as our chief financial officer since November 2017. From November 2010 to June 2013, Mr. Cross served as chief financial officer of Affymax, Inc., a biotechnology company. From October 2013 to November 2015, Mr. Cross served as chief financial officer of KaloBios Pharmaceuticals, Inc., a biotechnology company, and interim chief executive officer from January 2015 to November 2015. In December 2015, KaloBios filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. KaloBios emerged from Chapter 11 in July 2016. From February 2016 to November 2017, Mr. Cross served as chief financial officer of Balance Therapeutics, Inc., a biotechnology company, where he led all investor relations, strategic finance and administrative functions. Mr. Cross received a B.S. in Business Administration from the University of California, Berkeley and is a certified public accountant, currently inactive, in the state of California.

Joseph Leveque, M.D. has served as our chief medical officer since October 2017. Dr. Leveque was senior vice president and chief medical officer at EMD Serono, a business of Merck KGaA from September 2015 to September 2017. From September 2011 to September 2015, Dr. Leveque served as a vice president and head, US medical-oncology, at Bristol-Myers Squibb and from July 2009 to September 2011 as vice president, medical and scientific affairs, at Onyx Pharmaceuticals, Inc. Dr. Leveque has also previously held various positions at Amgen and Cephalon, and was involved in the development and commercialization of the first generation of immuno-oncology (IO) therapeutics, including Bavencio®, Opdivo® and Yervoy®. Dr. Leveque received his B.S. in Biology and Mathematics at Santa Clara University, his M.D. from the University of Texas Medical School in Houston, Texas, and his M.B.A. from The Wharton School at the University of Pennsylvania.

Key Employees

Martin Oft, M.D. is a co-founder and has served as our vice president of pre-clinical and clinical development since December 2012. Mr. Oft was promoted to senior vice president of pre-clinical and clinical development in March 2018. From June 2010 to December 2012, Dr. Oft was our founding chief executive officer. Prior to our founding, Dr. Oft was a fellow at DNAX Research Inc. of Schering Plough (now called Merck Research Labs) from July 2001 to December 2010. From September 1999 to July 2001, Dr. Oft was at University of California, San Francisco from September 1997 to August 1999. From August 1997 to October 1999, Dr. Oft was an associate scientist at Onyx Pharmaceuticals Inc. From July 1993 to July 1997, Dr. Oft was a postdoctoral fellow at Boehringer-Ingelheim GmbH. Dr. Oft received his M.D. from the University of Erlangen, Germany.

Russell Kawahata, Ph.D. has served as our vice president of technical operations since August 2016. Previously, Dr. Kawahata provided independent chemistry, manufacturing and controls consulting services to various organizations in the biopharmaceuticals industry from October 2012 to August 2016. Prior to that, Dr. Kawahata was vice president of pharmaceutical science at NeurogesX, Inc. from October 2007 to October 2012. Prior to that, Dr. Kawahata served as vice president of technical operations at InterMune, Inc. from 2003 to 2007. While at Xoma Corporation from 1982 to 1993, Dr. Kawahata was a director of process development. Dr. Kawahata was also a director of process development at Systemix, Inc. from 1993 to 1997 and a senior director of pharmaceutical sciences during his time at Connetics Corporation from 1997 to 2002. After earning a B.S. in Biochemistry from the University of California, Berkeley, Dr. Kawahata received a Ph.D. in Pharmacology and Toxicology from the University of California, Davis.

Clinton Musil has served as our vice president of corporate development since September 2017. Prior to joining us, Mr. Musil served as a managing director at Hercules Capital from July 2017 to September 2017. Prior to that, Mr. Musil served as vice president in the Healthcare Investment Banking Group at Deutsche Bank AG, from September 2014 to March 2017. From July 2013 to July 2014, Mr. Musil served as a vice president in the Healthcare Investment Banking Group at Wells Fargo & Company. From 2010 to 2013, Mr. Musil was an investor at Essex Woodlands, a healthcare-focused investment fund. Earlier in his career, Mr. Musil served in various positions at Gilead Sciences, Inc. and Sanofi S.A. Mr. Musil received a B.S. in Molecular and Cellular Biology from the University of Arizona and an M.B.A. from Harvard Business School.

Non-Employee Directors

Xiangmin Cui, Ph.D. has served as a member of our board of directors since August 2017. Dr. Cui is the founder of Decheng Capital China Life Sciences USD Fund II, L.P. and has served as its managing director since December 2011. Prior to that, Dr. Cui served as an investment partner at Bay City Capital. Dr. Cui co-founded Pan Pacific Pharmaceuticals and Hucon Biopharmaceuticals, focusing on the discovery and development of technologies in the fields of oncology, cardiology, infectious and inflammatory disease. Dr. Cui received his B.S. and M.S. in Molecular Biology from Peking University and his Ph.D. in Cancer Biology from Stanford University. We believe Dr. Cui is able to make valuable contributions to our board of directors due to his experience in the life science industry as a senior executive and as an investor.

Carl Gordon, Ph.D. has served as a member of our board of directors since December 2012. Dr. Gordon has been a partner and co-head of global private equity at OrbiMed Advisors since January 1998. Dr. Gordon serves as a director on the board of Arsanis, Inc., a publicly-traded healthcare company. Previously, Dr. Gordon served on the boards of Acceleron Pharma, Inc., Amarin Corporation, Intellia Therapeutics, Inc., Pacira Pharmaceuticals, Inc. and Selecta Biosciences Inc. Dr. Gordon received an A.B. in Chemistry from Harvard College and a Ph.D. in Molecular Biology from the Massachusetts Institute of Technology. We believe Dr. Gordon is able to make valuable contributions to our board of directors due to his educational background in sciences, as well as financial understanding of the biotechnology industry gained from over two decades of venture capital experience.

Pierre Legault has served as a member of our board of directors since April 2017. Mr. Legault served as chief executive officer of NephroGenex, Inc. from 2014 to 2016 and has served as the chairman of its board since 2012. Prior to that, Mr. Legault served as the chief executive officer of Prosidion Ltd. from 2010 to 2012. Mr. Legault also previously held various positions at OSI Pharmaceuticals, Rite Aid Corporation, Eckerd Group and Sanofi-Aventis U.S. LLC. Mr. Legault has also served on the boards of Syndax Pharmaceuticals Inc. since January 2017, Poxel SA since March 2016, Iroko Pharmaceuticals Inc from March 2015 to August 2017, Tobira Therapeutics, Inc. from December 2013 to November 2016, and Regado Biosciences, Inc. from March 2012 to December 2013, each a publicly traded company. Mr. Legault received his B.B.A. in Finance, Marketing and Accounting from The University of Montreal (HEC), his M.B.A. from McGill University and completed an executive master program in Information Technology at Harvard Business School. We believe Mr. Legault is able to make valuable contributions to our board of directors due to the breadth and depth of his experience in the life sciences industry.

Naiyer Rizvi, M.D. has served as a member of our board of directors since June 2017. Dr. Rizvi has served as the director of Thoracic Oncology and co-director of Cancer Immunotherapy in the division of hematology and oncology at Columbia University Medical Center since January 2015, where he holds the Price Chair in Clinical Translational Research. Dr. Rizvi has also served as a medical oncologist at Columbia University Medical Center since January 2015, with specific expertise in the treatment of lung cancer, development of immunotherapy drugs, and translational research in immunotherapy. Prior to joining Columbia University Medical Center, Dr. Rizvi conducted clinical and translational research at Memorial Sloan Kettering Cancer from July 2002 to December 2014. He is also a scientific co-founder of Gritstone Oncology. Dr. Rizvi received his M.D. from the University of Manitoba, Faculty School of Medicine, where he also completed his residency. We believe Dr. Rizvi is able to make valuable contributions to our board of directors due to his training as a physician and the depth of his research experience in immunotherapy.

Beth Seidenberg, M.D. has served as a member of our board of directors since December 2012. Dr. Seidenberg has been a partner at Kleiner Perkins (KP) since May 2005. Prior to joining KP, she was senior vice president, global development, and chief medical officer at Amgen, Inc. from January 2002 to January 2005. Prior to joining Amgen, Dr. Seidenberg was a senior executive in research and development at Bristol-Myers Squibb Company from March 2000 to December 2001 and Merck & Co. from June 1989 to February 2000. Dr. Seidenberg received her B.S. from Barnard College and her M.D. from the University of Miami School of Medicine. Her post-graduate training was completed at Johns Hopkins, George Washington School of Medicine and the National Institutes of Health. We believe Dr. Seidenberg is able to make valuable contributions to our board of directors due to her training as a physician, as well as her experience in the life sciences industry both as a senior executive and venture capitalist.

Stella Xu, Ph.D. has served as a member of our board of directors since August 2017. Dr. Xu has served as a managing director of Quan Capital since August 2017. Prior to that, Dr. Xu served as vice president and site head of Roche Innovation Center Shanghai and as a member of the global management team for Roche’s Infectious Diseases Discovery and Translation Area beginning September 2012, and for Immunology, Inflammation & Infectious Diseases Discovery and Translation Area beginning March 2016, to June 2017. Dr. Xu received her B.S. in Biophysics from Peking University and her Ph.D. in Immunology from Northwestern University. We believe Dr. Xu is able to make valuable contributions to our board of directors due to her experience as an investor and senior executive in the life sciences industry.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Conduct

Our board of directors has adopted a Code of Conduct (the Code) that applies to all of our employees, officers, directors, contractors, consultants, suppliers and agents. The full text of the Code is posted in the Investors—Corporate Governance portion of our website at http://ir.armobio.com. We intend to disclose future amendments to, or waivers of, the Code, as and to the extent required by SEC regulations, at the same location on our website identified above or in public filings.

Director Independence

Our board of directors has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of The Nasdaq Stock Market LLC.

Audit committee members must also satisfy the independence rules in Securities and Exchange Commission (SEC) Rule 10A-3 adopted under the Securities Exchange Act of 1934, as amended (the Exchange Act). In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a public company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, or be an affiliated person of the listed company or any of its subsidiaries. Each member of our audit committee, Mr. Legault, Dr. Seidenberg and Dr. Xu, qualifies as an independent director pursuant to Rule 10A-3.

Board Composition

Our board of directors currently consists of seven members. Our directors hold office until their successors have been elected and qualified or appointed, or the earlier of their death, resignation or removal.

Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•	the Class I directors will be Drs. Seidenberg and Xu, and their terms will expire at the annual meeting of stockholders to be held in 2019;

•	the Class II directors will be Drs. Cui, Gordon and Rizvi, and their terms will expire at the annual meeting of stockholders to be held in 2020; and

•	the Class III directors will be Mr. Legault and Dr. Van Vlasselaer, and their terms will expire at the annual meeting of stockholders to be held in 2021.

Directors in a particular class will be elected for three-year terms at the annual meeting of stockholders in the year in which their terms expire. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or the earlier of his or her death, resignation or removal.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that only our board of directors can fill vacant directorships, including newly-created seats. Any additional directorships resulting from an increase in the authorized number of directors would be distributed pro rata among the three classes so that, as nearly as possible, each class would consist of one-third of the authorized number of directors.

Board Oversight of Risk

One of the key functions of our board of directors is informed oversight of our risk management process. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. Our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its oversight function directly as a whole. Our board of directors administers its oversight through various standing committees that address risks inherent in their respective areas of oversight. For example, our audit committee oversees the management of risks associated with our financial reporting, accounting and auditing matters; our compensation committee oversees the management of risks associated with our compensation policies and programs; and our nominating and corporate governance committee oversees the management of risks associated with director independence, conflicts of interest, composition and organization of our board of directors and director succession planning.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. Our board of directors and its committees set schedules for meeting throughout the year and can also hold special meetings and act by written consent from time to time, as appropriate. Our board of directors has delegated various responsibilities and authority to committees as generally described below. The committees will regularly report on their activities and actions to the full board of directors. Each member of each committee of our board of directors qualifies as an independent director in accordance with the listing standards of The Nasdaq Stock Market LLC. Each committee of our board of directors has a written charter approved by our board of directors. Copies of each charter are posted in the Investors—Corporate Governance portion of our website at http://ir.armobio.com. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

The members of our audit committee are Mr. Legault, Dr. Seidenberg and Dr. Xu, each of whom can read and understand fundamental financial statements. Each member of our audit committee is independent under the rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market LLC applicable to audit committee members. Mr. Legault is the chair of the audit committee. Our board of directors has determined that each member of the audit committee qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of The Nasdaq Stock Market LLC.

Our audit committee assists our board of directors with its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence and performance of the independent registered public accounting firm; the design and implementation of our risk assessment and risk management. Among other things, our audit committee is responsible for reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures. The audit committee also discusses with our management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope and timing of the annual audit of our financial statements, and the results of the audit, quarterly reviews of our financial statements and, as appropriate, initiates inquiries into certain aspects of our financial affairs. Our audit committee is responsible for establishing and overseeing procedures for the receipt, retention and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee has direct responsibility for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm. Our audit committee has sole authority to approve the hiring and discharging of our independent registered public accounting firm, all audit engagement terms and fees and all permissible non-audit engagements with the independent auditor. Our audit committee reviews and oversees all related person transactions in accordance with our policies and procedures.

Compensation Committee

The members of our compensation committee are Dr. Gordon, Mr. Legault and Dr. Seidenberg. Dr. Gordon is the chair of the compensation committee. Each member of our compensation committee is independent under the rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market LLC applicable to compensation committee members. Our compensation committee assists our board of directors with its oversight of the forms and amount of compensation for our executive officers, the administration of our equity and non-equity incentive plans for employees and other service providers and certain other matters related to our compensation programs. Our compensation committee, among other responsibilities, evaluates the performance of our chief executive officer and, in consultation with him, evaluates the performance of our other executive officers.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Mr. Legault, Dr. Cui and Dr. Gordon. Each member of our nominating and governance committee is independent under the rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market LLC, applicable to nominating and governance committee members. Mr. Legault is the chair of the nominating and corporate governance committee. Our nominating and corporate governance committee assists our board of directors with its oversight of and identification of individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, and selects, or recommends that our board of directors selects, director nominees; develops and recommends to our board of directors a set of corporate governance guidelines and oversees the evaluation of our board of directors.

Compensation Committee Interlocks and Insider Participation

All members of our board of directors, including our president and chief executive officer, Peter Van Vlasselaer, Ph.D., participated in deliberations of our board of directors concerning executive officer compensation. None of our executive officers serves, or served during the fiscal year ended December 31, 2017, as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.

We did not have a class of equity securities registered pursuant Section 12 of the Exchange Act during the fiscal year ended December 31, 2017, as our initial public offering was completed in January 2018. As a result, our executive officers and directors, and persons who own more than than 10% of a registered class our common stock, were not subject to Section 16(a) during the fiscal year ended December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information regarding the compensation of our named executive officers for services performed in our fiscal years ended December 31, 2017 and 2016.

NAME AND PRINCIPAL POSITION	YEAR	SALARY		BONUS	OPTION AWARDS (1)	NON-EQUITY INCENTIVE PLAN COMPENSATION (2)	ALL OTHER COMPENSATION (3)		TOTAL
Peter Van Vlasselaer, Ph.D.	2017	$437,081		—	$1,473,349	$218,541	$1,075		$1,798,343
President, Chief Executive Officer and Director	2016	$422,300		—	$985,064	$211,150	$516		$1,619,030
Herb Cross	2017	$30,530	(4)	—	$1,644,474	—	$23		$1,305,335
Chief Financial Officer
Joseph Leveque	2017	$112,500	(5)	$200,000	$1,973,365	$190,370	$12,465	(6)	$2,045,073
Chief Medical Officer
Gail Brown, M.D.	2016	$290,909	(7)	—	$392,245	$86,795	$1,016		$654,106
Former Chief Medical Officer

(1)	Represents the aggregate grant date fair value of option awards granted to the officer in the applicable fiscal year, computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards.
(2)	Represents discretionary bonus payments.
(3)	Represents group term life insurance adjustment payments.
(4)	Represents Mr. Cross’s prorated annual salary of $310,000 following his commencement of employment in November 2017.
(5)	Represents Mr. Leveque’s prorated annual salary of $450,000 following his commencement of employment in September 2017.
(6)	Also includes $12,272 for reimbursement of housing expenses.
(7)	Represents Dr. Brown’s prorated annual salary of $400,000 following her commencement of employment in April 2016. Dr. Brown is no longer employed by us. Her service ended in September 2017.

Narrative Explanation of Compensation Arrangements with Our Named Executive Officers

The base salaries of all of our named executive officers are reviewed from time to time and adjusted when our board of directors or compensation committee determines an adjustment is appropriate.

Each of our named executive officers is eligible to earn an incentive bonus for each of our fiscal years, with such bonus awarded based on individual performance goals, as well as corporate goals related to our product development and advancement of clinical studies established by our chief executive officer and approved by our board of directors. During our fiscal years ended December 31, 2016 and 2017, our named executive officers were eligible to earn cash incentive bonuses based on a combination of corporate and individual goals. We require that participants continue to be employed through the payment date to receive a bonus.

Each of our named executive officers is eligible to receive certain benefits in the event of our change in control or if their employment is terminated under certain circumstances, as described in the footnotes to the “Outstanding Equity Awards at 2017 Fiscal Year-End” table and under “Severance and Change in Control Benefits” below.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as are all full-time employees generally. We generally do not provide our named executive officers with perquisites or other personal benefits.

Retirement Benefits

We have established a 401(k) tax-deferred savings plan, which permits participants, including our named executive officers, to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We are responsible for administrative costs of the 401(k) plan. We may, at our discretion, make matching contributions to the 401(k) plan. No employer contributions have been made to date.

Equity Compensation

We offer stock options and restricted shares to our named executive officers as the long-term incentive component of our compensation program. We typically grant equity awards to new hires upon their commencing employment with us. Stock options allow employees to purchase shares of our common stock at a price per share at least equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Prior to our initial public offering in January 2018, our board of directors has determined the fair market value of our common stock based upon inputs including valuation reports prepared by third-party valuation firms. Generally, our equity awards vest over four years, subject to the employee’s continued employment with us on each vesting date.

As described in the footnotes to the “Outstanding Equity Awards at 2017 Fiscal Year-End” table and under “Severance and Change in Control Benefits” below, equity awards granted to certain of our named executive officers are subject to accelerated vesting in the event such officer is subject to an involuntary termination or if we experience a change in control.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table provides information regarding each unexercised option and all unvested stock held by each of our named executive officers as of December 31, 2017. The number of shares subject to each award and, where applicable, the exercise price per share, reflect all changes as a result of our capitalization adjustments.

The vesting schedule applicable to each outstanding award is described in the footnotes to the table below.

In general, options granted to our named executive officers are immediately exercisable with respect to all of the option shares, subject to our repurchase right for the lower of the option exercise price or the fair market value of the shares in the event that the executive’s service terminates before vesting in such shares.

OPTION AWARDS

NAME	GRANT DATE	VESTING COMMENCEMENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED (#) VESTED		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTINOS (#) UNVESTED	OPTION EXERCISE PRICE	OPTION EXPIRATION DATE
Peter Van Vlasselaer	7/21/2014	5/16/2014	170,782	(1)	19,859	$1.32	7/20/2024
	7/21/2014	2/17/2015	156,196	(1)	64,317	$1.32	7/20/2024
	1/20/2016	11/5/2015	207,398	(1)	190,808	$3.30	1/19/2026
	12/13/2017	12/13/2017	—	(1)	216,168	$6.97	12/12/2027
Herb Cross	12/13/2017	11/27/2017	—	(2)	240,658	$6.97	12/12/2027
Joseph Leveque	12/13/2017	9/30/2017	—	(2)	288,789	$6.97	12/12/2027

(1)	Option vests in 48 substantially equal monthly installments, provided Dr. Van Vlasselaer remains in continuous service through each such vesting date, provided that the option will become fully vested on an accelerated basis if Dr. Van Vlasselaer remains in continuous service through a change in control and is terminated without cause or resigns for good reason within 12 months following the change in control.

(2)	The shares of common stock underlying this option vest and become exercisable over a four-year period as to 25% of the common stock underlying the option on the first anniversary of the vesting commencement date and as to 75% of the shares of common stock underlying the option in 36 equal monthly installments thereafter, subject to the officer’s continued service through each vesting date provided the officer remains in continuous service through each such vesting date. The option will become fully vested on an accelerated basis if the officer remains in continuous service through a change in control and is terminated without cause or resigns for good reason within 12 months following the change in control.

Severance and Change in Control Benefits

In March 2018, the board of directors approved new executive employment agreements with our named executive officers which provide for the severance and change in control benefits described below.

Pursuant to agreements entered into with each of Drs. Van Vlasselaer and Leveque, and Mr. Cross, if we terminate the respective officer’s employment for reasons other than cause, or if the officer voluntarily resigns for certain good reasons (both terms as they are defined in the executive employment agreement, which we refer to collectively as an involuntary termination), then the officer will be eligible to receive, contingent on returning all of our property in the officer’s possession, executing and not revoking a general release of claims against us and certain related parties, and resigning as a member of our board of directors, continued payment of base salary for a 12-month period in the case of Dr. Van Vlasselaer and a nine-month period in the cases of Dr. Leveque and Mr. Cross, in each case at the rate in effect at the time of termination (but without giving effect to any reduction triggering a resignation for good reason). In addition, Dr. Van Vlasselaer will receive payment of healthcare continuation premiums under COBRA for 12 months and each of Dr. Leveque and Mr. Cross will receive payment of healthcare continuation premiums under COBRA for nine months.

In the event Dr. Van Vlasselaer is involuntarily terminated within 12 months following our change in control, Dr. Van Vlasselaer is also eligible to receive full vesting of all existing and future equity compensation awards; a lump-sum cash amount equal to (i) 18 months of his then-current base salary, (ii) 18 months of his then-target bonus and (iii) his target bonus for the fiscal year in which such termination occurs, prorated for the number of days that he was employed during such year; and payment of healthcare continuation premiums under COBRA for 18 months, subject to the conditions described above with respect to severance benefits.

Each of Dr. Leveque and Mr. Cross is eligible to receive full vesting of all existing and future equity compensation awards; a lump-sum cash amount equal to (i) 12 months of his then-current base salary, (ii) 12 months of his then-target bonus and (iii) his target bonus for the fiscal year in which such termination occurs, prorated for the number of days that he was employed during such year; and payment of healthcare continuation premiums under COBRA for 12 months, in the event of an involuntary termination in connection with or in the 12 months following our change in control, subject to the conditions described above with respect to severance benefits.

Pursuant to the offer letter we entered into with Dr. Brown in March 2016, if we terminated her employment with us for any reason, other than for cause (as defined in her offer letter), Dr. Brown was eligible to receive, contingent on executing and not revoking a general release of claims against us and certain related parties, continued payment of base salary for a three-month period, at the rate in effect at the time of termination. Dr. Brown was entitled to full accelerated vesting of all unvested shares of the option award granted to her pursuant to her offer letter if she remained in continuous service through a change in control and was terminated without cause or resigns for good reason within 12 months following the change in control. Dr. Brown is no longer employed by us. Her service ended in September 2017.

Director Compensation

In the fiscal year ended December 31, 2017, we did not make any equity or non-equity awards or pay any other compensation to the non-employee directors who served on our board of directors other than Pierre Legault who received cash compensation of $30,000 for his service on our board and an option grant of 55,765 shares with a fair value on the date of grant of $287,335 and Naiyer Rizvi who received cash compensation of $6,250 for his service on our board and an option grant of 19,146 shares with a fair value on the date of grant of $98,735. Each grant was made in connection with the respective director’s appointment to our board of directors.

Independent Director Compensation Program

In March 2018, we adopted an independent director compensation program with the following elements:

Cash Compensation

Non-employee directors receive the following annual cash retainers for their service on our board of directors:

Element	Annual Total
Board service	$40,000
plus (as applicable):
Non-Executive Chairman of the Board	$30,000
Audit Committee Chair	$15,000
Compensation Committee Chair	$12,000
Nominating/Governance Chair	$8,000
Other/Non-Chair Audit Committee Member	$7,500
Other/Non-Chair Compensation Committee Member	$6,000
Other/Non-Chair Nominating/Governance Committee Member	$4,000

We also reimburse our non-employee directors for their reasonable expenses incurred in connection with attending board of directors and committee meetings.

Equity Compensation

Non-employee directors receive the following equity awards:

•	Annual equity award—on the date of each annual meeting of stockholders, each non-employee director who will continue to serve on our board of directors is granted an “annual equity award” under our 2017 Equity Incentive Plan consisting of 9,000 option shares. Each award will vest in full on the earlier of the one-year anniversary of the date of grant or on the date of the next annual meeting of stockholders. The awards will also vest in full in the event of a “change in control” as defined in our 2016 Equity Incentive Plan.

•	Initial equity award—each person who first becomes a non-employee director will receive an option grant of 18,000 shares under our 2017 Equity Incentive Plan. This option will vest in equal annual installments over a three year period subject to continued service.

The awards will vest in full in the event of a “change in control” as defined in our 2017 Equity Incentive Plan. Non-employee directors are also eligible to receive other awards under our 2017 Equity Incentive Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 15, 2018, for:

•	each of our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 30,405,109 shares of common stock outstanding at March 15, 2018. In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of common stock subject to options held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 15, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o ARMO BioSciences, Inc., 575 Chesapeake Drive, Redwood City, CA 94063.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF SHARES BENEFICIALLY OWNED
Named Executive Officers and Directors:
Peter Van Vlasselaer, Ph.D. (1)	1,835,393	5.8%
Herb Cross (2)	240,658	*
Joseph Leveque, M.D. (3)	288,789	*
Xiangmin Cui, Ph.D. (4)	1,214,700	4.0%
Carl Gordon, Ph.D. (5)	4,118,903	13.6%
Pierre Legault (6)	55,765	*
Naiyer Rizvi, M.D. (7)	19,146	*
Beth Seidenberg, M.D. (8)	4,266,683	14.0%
Stella Xu, Ph.D. (9)	407,400	1.3%
All Executive Officers and Directors as a Group (9 persons) (10)	12,444,937	38.9%
5% Stockholders:
Entities affiliated with Kleiner Perkins Caufield & Byers (8)	4,266,683	14.0%
Entities affiliated with OrbiMed Advisors LLC (5)	4,118,903	13.6%
Entities affiliated with DAG Ventures (11)	2,403,746	7.9%
Nanodimension II Limited Partnership (12)	2,200,277	7.2%
HBM Healthcare Investments (Cayman) Ltd.(13)	1,567,517	5.2%

*	Less than 1 percent.
(1)	Consists of (i) 809,865 shares of common stock held by Dr. Van Vlasselaer and (ii) 1,025,528 shares of common stock issuable to Dr. Van Vlasselaer pursuant to options exercisable within 60 days of March 15, 2018, 632,636 shares of which would be vested as of such date.
(2)	Consist of 240,658 shares of common stock issuable to Mr. Cross pursuant to options exercisable within 60 days of March 15, 2018, none of which would be vested as of such date.
(3)	Consist of 288,789 shares of common stock issuable to Mr. Leveque pursuant to options exercisable within 60 days of March 15, 2018, none of which would be vested as of such date.

(4)	Consists of 1,214,700 shares of common stock held by Decheng Capital China Life Sciences USD Fund II, L.P. (Decheng Capital). Decheng Capital Management II (Cayman), LLC (Decheng Management) serves as the general partner of Decheng Capital and possesses the power to direct the voting and disposition of the shares owned by Decheng Capital. Dr. Cui, a member of our board of directors, is the sole director and sole voting shareholder of Decheng Management and has sole voting and dispositive power over the shares held by Decheng Capital. Dr. Cui disclaims beneficial ownership of the shares held by Decheng Capital, except to the extent of his pecuniary interest, if any. The address for Decheng Capital is 35 Si Nan Road, 3rd Floor South, Shanghai 200020, China.
(5)	Consists of 3,709,356 shares of common stock held by OrbiMed Private Investments IV, LP (OPI IV) and 409,547 shares of common stock held by OrbiMed Private Investments V, LP (OPI V). OrbiMed Capital GP IV LLC (GP IV) is the general partner of OPI IV and OrbiMed Capital GP V LLC (GP V) is the general partner of OPI V. OrbiMed Advisors LLC (OrbiMed) is the managing member of GP IV and GP V. OrbiMed exercises investment and voting power through a management committee comprised of Dr. Carl Gordon, a member of our board of directors, Sven H. Borho and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of the shares held by OPI IV and OPI V. The address for these entities is 601 Lexington Avenue, 54th floor, New York, New York 10022. This information is based on a Schedule 13D filed with the SEC by OrbiMed, GP IV and GP V on February 8, 2018.
(6)	Consists of 55,765 shares of common stock issuable to Mr. Legault pursuant to options exercisable within 60 days of March 15, 2018, 13,941 shares of which would be vested as of such date.
(7)	Consists of 19,146 shares of common stock issuable to Dr. Rizvi pursuant to options exercisable within 60 days of March 15, 2018, 3,988 shares of which would be vested as of such date.
(8)	Consists of 3,475,576 shares of common stock by Kleiner Perkins Caufield & Byers XIV, LLC (KPCB XIV), 294,029 shares of common stock held by KPCB XIV Founders Fund, LLC (KPCB XIV FF), 480,625 shares of common stock held by Kleiner Perkins Caufield & Byers XVI, LLC (KPCB XVI) and 16,453 shares of common stock held by KPCB XVI Founders Fund, LLC (KPCB XVI FF). All shares are held for convenience in the name of “KPCB Holdings, Inc., as nominee” for the accounts of such entities. The managing member of KPCB XIV and KPCB XIV FF is KPCB XIV Associates, LLC (KPCB XIV Associates). Brook Byers, L. John Doerr, William Gordon and Theodore Schlein, the managing members of KPCB XIV Associates, exercise shared voting and dispositive control over the shares held by KPCB XIV and KPCB XIV FF. The managing member of KPCB XVI and KPCB XVI FF is KPCB XVI Associates, LLC (KPCB XVI Associates). Michael Abbott, L. John Doerr, Eric Feng, Wen Hsieh, Randy Komisar, Dr. Beth Seidenberg and Theodore Schlein, the managing members of KPCB XVI Associates, exercise shared voting and dispositive control over the shares held by KPCB XVI and KPCB XVI FF. The principal business address for all entities and individuals affiliated with Kleiner Perkins Caufield & Byers is 2750 Sand Hill Road, Menlo Park, CA 94025.
(9)	Consists of 404,900 shares of common stock held by Quan Venture Fund I, L.P. (Quan Capital). The general partner of Quan Capital is Quan Venture Partners I, L.L.C. Dr. Xu, a member of our board of directors, is a manager of Quan Venture Partners I, L.L.C. and shares the ultimate power to vote or dispose of the shares held by Quan Capital. Dr. Xu disclaims beneficial ownership of the shares held by Quan Capital, except to the extent of her pecuniary interest, if any. The principal business address of Quan Capital is Ugland House, PO Box 309, Grand Cayman, Cayman Islands KYI-1104.
(10)	Includes 1,629,886 shares of common stock issuable pursuant to options exercisable within 60 days of March 15, 2018, held by Dr. Van Vlasselaer, Mr. Cross, Dr. Leveque, Mr. Legault, and Dr. Rizvi.
(11)	Consists of 2,397,908 shares of common stock held by DAG Ventures V-QP, L.P., and 5,838 shares of common stock held by DAG Ventures V, L.P. The general partner of DAG Ventures V-QP, L.P. and DAG Ventures V, L.P. is DAG Ventures Management V, LLC. John J Cadeddu and R. Thomas Goodrich are the managing members of DAG Ventures Management V, LLC and share the power to vote or dispose of the shares held by each such entity. The principal business address of DAG Ventures V-QP, L.P. and DAG Ventures V, L.P. is 251 Lytton Avenue, Suite 200, Palo Alto, CA 94301.
(12)

Consists of 2,197,777 shares of common stock held by NanoDimension II Limited Partnership (NDLP2). NanoDimension II Management Limited (NDGP2) serves as the general partner of NDLP2 and possesses the power to direct the voting and disposition of the shares owned by NDLP2. Jonathan Nicholson and

Richard Coles are the members of the board of directors of NDGP2 and share voting and dispositive power over the shares held by NDLP2. Each of NDGP 2, Jonathan Nicholson and Richard Coles disclaim beneficial ownership of the shares held by NDLP2, except to the extent of its or his pecuniary interest, if any. The address for NDLP2 is Governor’s Square, Unit #3-213-62, 23 Lime Tree Bay Avenue, Grand Cayman, Cayman Islands
(13)	Consists of 1,567,571 shares of common stock held by HBM Healthcare Investments (Cayman) Ltd. The board of directors of HBM Healthcare Investments (Cayman) Ltd. has sole vesting and investment power with respect to the shares. The board of directors of HBM Healthcare Investments (Cayman) Ltd. is comprised of Jean-Marc Lesieur, Richard H. Coles, Sophia Harris, Dr. Andrea Wicki, Mark Kronenfeld, M.D. and Richard Paul Woodhouse, none of whom has individual voting or investment power with respect to the shares. The address for HBM Healthcare Investments (Cayman) Ltd. is Governor’s Square, Suite #4-212-2, 23 Lime Tree Bay Avenue, West Bay, Grand Cayman, Cayman Islands. This information is based on a Schedule 13G filed with the SEC by HBM Healthcare Investments (Cayman) Ltd. on March 16, 2018.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,269,610	$4.79	1,042,744
Equity compensation plans not approved by security holders	0	0	0

Total	2,269,610	$4.79	1,042,744

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements with our directors and executive officers described elsewhere in this Annual Report, the following is a description of each transaction since January 1, 2017 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeds or will exceed $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Amended and Restated Investors’ Rights Agreement

On August 11, 2017, we entered into an amended and restated investors’ rights agreement with holders of our preferred stock, including entities with which certain of our directors are affiliated. These stockholders are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended.

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our board of directors with discretion to indemnify our officers and employees when determined appropriate by our board of directors.

We have enterd into indemnification agreements with each of our directors and executive officers and certain other key employees. The indemnification agreements provide that we will indemnify each of our directors, executive officers and such other key employees against any and all expenses incurred by that director, executive officer or other key employee because of his or her status as one of our directors, executive officers or other key employees, to the fullest extent permitted by Delaware law, our amended and restated certificate of incorporation and our amended and restated bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by our directors, executive officers and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer or key employee.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for the review, approval and oversight of any “related party transaction,” which is any transaction, arrangement or relationship (or series of similar transactions, arrangements, or relationships) in which we are, were or will be a participant and the amount involved exceeds $120,000, and in which the related person has, had or will have a direct or indirect material interest. Under our related party transaction policy, our management will be required to submit any related person transaction not previously approved or ratified by our audit committee to our audit committee. In approving or rejecting the proposed transactions, our audit committee will take into account all of the relevant facts and circumstances available.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table sets forth all fees billed for professional audit services and other services rendered by Ernst & Young LLP for each of the years ended December 31, 2017 and 2016:

	Fiscal 2017	Fiscal 2016
Audit Fees(1)	$1,426,484	$1,207,720
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees(3)	2,500	2,500

Total Fees	$1,428,984	$1,210,220

(1)	Audit Fees: Includes all fees for services incurred in connection with our initial public offering.
(2)	Tax Fees: Includes fees for professional services related to tax compliance and tax consulting services.
(3)	All Other Fees: Includes fees related to the subscription to Ernst & Young LLP’s accounting research tool.

Pre-Approval of Audit and Non-Audit Services

Consistent with requirements of the SEC and the Public Company Accounting Oversight Board regarding auditor independence, our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee, or the chair if such approval is needed between meetings of the audit committee, pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	100
Consolidated Balance Sheets as of December 31, 2017 and 2016	101
Consolidated Statements of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 2017	102
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for each of the three years in the period ended December 31, 2017	103
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017	104
Notes to Consolidated Financial Statements	105
Quarterly Financial Data (unaudited)	124

2.	Financial Statement Schedules:

All schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of ARMO BioSciences, Inc.

3.2	Amended and Restated Bylaws of ARMO BioSciences, Inc.

4.1	Form of ARMO BioSciences, Inc. Common Stock Certificate.	S-1/A	333-222371	4.1	January 16, 2018

4.2	Amended and Restated Investors’ Rights Agreement, dated August 11, 2017, between ARMO BioSciences, Inc. and the parties thereto.	S-1	333-222371	4.2	December 29, 2017

10.1+	Form of Indemnification Agreement between ARMO BioSciences, Inc. and each of its directors and executive officers.	S-1/A	333-222371	10.1	January 16, 2018

10.2+	ARMO BioSciences, Inc. 2012 Stock Plan and forms of agreements thereunder.	S-1	333-222371	10.2	December 29, 2017

10.3+	ARMO BioSciences, Inc. 2018 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-222371	10.3	January 16, 2018

10.4+	ARMO BioSciences, Inc. 2018 Employee Stock Purchase Plan	S-1/A	333-222371	10.4	January 16, 2018

10.5+	Offer Letter, dated December 31, 2012, between ARMO BioSciences, Inc. and Gail Brown, M.D.	S-1	333-222371	10.6	December 29, 2017

10.6+	Form of Executive Employment Agreement between ARMO BioSciences, Inc. and each of its executive officers

10.7	Lease, dated February 19, 2013, between ARMO BioSciences, Inc. and Metropolitan Life Insurance Company.	S-1	333-222371	10.9	December 29, 2017

10.8	First Amendment to Lease between ARMO BioSciences, Inc. and Metropolitan Life Insurance Company, dated October 14, 2016.	S-1	333-222371	10.10	December 29, 2017

10.9#	Exclusive Patent License Agreement, dated December 12, 2012, between Merck, Sharp & Dohme Corporation and ARMO BioSciences, Inc.	S-1	333-222371	10.12	December 29, 2017

10.1	Amendment No. 1 to the Exclusive Patent License between Merck, Sharp & Dohme Corporation and ARMO BioSciences, Inc., dated December 12, 2012.	S-1	333-222371	10.13	December 29, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.11#	Amendment No. 2 to the Exclusive Patent License between Merck, Sharpe & Dohm Corporation and ARMO BioSciences, Inc., dated July 11, 2017.	S-1	333-222371	10.14	December 29, 2017

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
#	Portions of this exhibit have been omitted and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMO BIOSCIENCES, INC.

Date: March 30, 2018	By:	/s/ Peter Van Vlasselaer
Peter Van Vlasselaer, Ph.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Van Vlasselaer and Herb Cross, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Van Vlasselaer Peter Van Vlasselaer, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2018

/s/ Herb Cross Herb Cross	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2018

/s/ Xiangmin Cui Xiangmin Cui, Ph.D.	Director	March 30, 2018

/s/ Carl Gordon Carl Gordon, Ph.D.	Director	March 30, 2018

/s/ Pierre Legault Pierre Legault	Director	March 30, 2018

/s/ Naiyer Rizvi Naiyer Rizvi, M.D.	Director	March 30, 2018

/s/ Beth Seidenberg Beth Seidenberg, M.D.	Director	March 30, 2018

/s/ Stella Xu Stella Xu, Ph.D.	Director	March 30, 2018