Form 10-Q
period 2018-03-31
ARMO BioSciences, Inc.
filed 2018-05-15
CIK 1693664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38345

ARMO BIOSCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-3454138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Chesapeake Drive Redwood City, CA 94063	94063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-779-5075

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2018, the Registrant had 30,405,109 shares of common stock outstanding.

ARMO BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations and objectives could be forward-looking statements.. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARMO BIOSCIENCES, INC.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	MARCH 31, 2018	DECEMBER 31, 2017 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$165,313	$49,475
Prepaid expenses and other current assets	3,872	2,574
Restricted cash	50	50
Receivable from lessor for tenant improvements	2,700	—

Total current assets	171,935	52,099
Property and equipment, net	327	250
Other long-term assets	2,808	3,843

Total assets	$175,070	$56,192

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,605	$5,764
Accrued liabilities	8,741	5,714
Deferred rent	525	136
Other current liabilities	23	32

Total current liabilities	15,894	11,646
Lease incentive obligation	2,314	—
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value
Shares authorized: 95,180,211 at December 31, 2017
Shares issued and outstanding: none at March 31, 2018; 20,211,087 at December 31, 2017	—	177,077
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value
Shares authorized: 10,000,000 at March 31, 2018
Shares issued and outstanding: none at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value
Shares authorized: 200,000,000 at March 31, 2018 and 118,000,000 at December 31, 2017
Shares issued and outstanding: 30,405,109 at March 31, 2018 and 1,535,199 at December 31, 2017	3	1
Additional paid-in capital	313,935	2,822
Accumulated deficit	(157,076)	(135,354)

Total stockholders’ equity (deficit)	156,862	(132,531)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$175,070	$56,192

See accompanying notes to condensed financial statements.

ARMO BIOSCIENCES, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$19,037	$7,727
General and administrative	3,078	1,687

Total operating expenses	22,115	9,414

Loss from operations	(22,115)	(9,414)
Interest income	393	18

Net loss and comprehensive loss	$(21,722)	$(9,396)

Net loss per share, basic and diluted	$(0.97)	$(6.42)

Weighted average number of shares used in basic and diluted net loss per share	22,369,774	1,462,565

See accompanying notes to condensed financial statements.

ARMO BIOSCIENCES, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(21,722)	$(9,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	52
Stock-based compensation expense	894	187
Loss on disposal of property and equipment	8	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,998)	(30)
Other long-term assets	(2,706)	(1,002)
Accounts payable	821	(3,291)
Accrued liabilities	5,413	2,519
Deferred rent	389	60
Lease incentive obligation	2,314	—

Net cash used in operating activities	(18,535)	(10,901)

Investing activities
Purchase of property and equipment	(137)	—

Net cash used in investing activities	(137)	—

Financing activities
Proceeds from issuance of common stock, net of issuance costs	136,896	—
Payment of initial public offering costs	(2,386)	—
Repurchase of common stock	—	(6)

Net cash provided by (used in) financing activities	134,510	(6)

Net increase (decrease) in cash, cash equivalents and restricted cash	115,838	(10,907)

Cash, cash equivalents and restricted cash at beginning of period	49,525	26,787

Cash, cash equivalents and restricted cash at end of period	$165,363	$15,880

Supplemental disclosures for non-cash investing and financing activities
Vesting of restricted stock	$9	$17

Deferred offering costs included in accounts payable and accrued expenses	$20	$965

Conversion of redeemable convertible preferred stock to common stock	$177,077	$—

See accompanying notes to condensed financial statements.

ARMO BIOSCIENCES, INC.

Notes to Condensed Financial Statements (Unaudited)

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

On January 25, 2018, the Company completed its initial public offering (IPO) and issued 8,658,823 shares of its common stock for net proceeds of approximately $133 million. Upon the closing of the IPO, all shares of preferred stock then outstanding were automatically converted into 20,211,087 shares of common stock.

The Company is located in Redwood City, California.

Recent Developments

On May 9, 2018, Eli Lilly and Company, an Indiana corporation (“Parent”), Bluegill Acquisition Corporation, a Delaware corporation (“Merger Sub”) and a wholly owned subsidiary of Parent, and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, subject to the terms of the Merger Agreement, Merger Sub will commence a cash tender offer to purchase all of the outstanding shares of the Company common stock, par value $0.0001 per share, at a price of $50.00 per share, net to the seller in cash, without interest, and subject to withholding taxes. For additional information regarding the Merger Agreement, please refer to Note 9—Subsequent Events.

Liquidity

Since inception, the Company has incurred recurring net operating losses. As of March 31, 2018 and December 31, 2017, the Company had an accumulated deficit of $157.1 million and $135.4 million, respectively, and expects to incur losses for the foreseeable future. To date, the Company has financed its operations primarily through sales of its common stock in conjunction with the Company’s initial public offering (“IPO”) in January 2018 and sales of its convertible preferred securities prior to its IPO.

As of March 31, 2018 and December 31, 2017, the Company had cash and cash equivalents of $165.3 million and $49.5 million, respectively. Management believes that the Company’s current cash and investments, including the net proceeds of approximately $133 million from the closing of its IPO in January 2018, as described above, will provide sufficient funds to enable the Company to meet its obligations through at least May 2019, i.e. a period of at least twelve months from the date the financial statements are issued. However, if the anticipated operating results are not achieved in future periods, the Company’s planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. The cost and timing of developing the Company’s products are highly uncertain and are subject to substantial risks and many changes. As such, the Company may alter its expenditures as a result of contingencies such as the failure of one of these product candidates in clinical development, the acceleration of one or more of our product candidates in clinical development, the identification of a more promising product candidate in its research efforts or unexpected operating costs and expenditures. The Company will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event they are successful, the terms and conditions of such financing will be favorable to the Company.

Basis of presentation

The accompanying unaudited condensed financial statements include the amounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, pursuant to these rules and regulations, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation.

The December 31, 2017 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on March 30, 2018 with the United States Securities and Exchange Commission (SEC).

Reverse stock split

In January 2018, the Company’s board of directors and its stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and preferred stock on a 1-for-4.7093 basis (the Reverse Stock Split). The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding preferred and common stock, stock options and related per share amounts have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The Reverse Stock Split was effected on January 12, 2018.

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

Restricted cash

Restricted cash consists of funds held as collateral for corporate credit cards and is classified as a current asset at March 31, 2018 and December 31, 2017.

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

Deferred offering costs

Deferred offering costs, consisting of legal, accounting, filing and other fees related to the IPO were capitalized during our IPO process. During the three months ended March 31, 2018, $3.7 million in deferred offering costs were reclassified to additional paid in capital upon the effectiveness of the IPO. As of December 31, 2017, $2.4 million of deferred offering costs were capitalized and included in other long-term assets on the balance sheet.

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

Net loss per share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive. Potentially dilutive common shares include redeemable convertible preferred stock and option shares to purchase commone stock. Shares of common stock subject to repurchase are excluded from the calculation of weighted-average shares as the vesting of such shares is contingent upon continued services being rendered by such holders.

Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities; and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted this standard on January 1, 2018. The adoption of ASU No. 2016-01 did not have a significant impact on the Company’s financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments. This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The Company adopted this standard on January 1, 2018. The adoption of ASU No. 2016-15 did not have a significant impact on the Company’s financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, Statement of Cash Flows (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard in its first quarter ended March 31, 2018. The Company has revised the presentation of restricted cash in its Statements of Cash Flows. Cash, cash equivalents and restricted cash as reported on the Statements of Cash Flows is composed of the individual lines on the Balance sheets labeled as cash and cash equivalents and restricted cash.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting. This pronouncement provides guidance about which changes to the terms or conditions of a share-based payment award may require an entity to apply modification accounting under Topic 718. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted this standard on January 1, 2018. The adoption of ASU No. 2017-09 did not have a significant impact on the Company’s financial statements and related disclosures.

Recent accounting pronouncements

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). This standard adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which clarifies the SEC Staff’s views on income tax accounting implications of the Tax Cuts and Jobs Act. It requires reporting of provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 will be incomplete, but a reasonable estimate can be determined. Provision amounts for income tax effects of the Act for which a reasonable estimate cannot be determined, ASC Topic 740 should be applied based on provisions of the tax laws that were in effect immediately prior to the Act being enacted. Provisional amounts for income tax effects for which a reasonable estimate cannot be determined would be reported in the first reporting period in which a reasonable estimate can be determined. In accordance with this standard and SAB 118, the Company reported provisional amounts for income tax effects from the Act as of December 31, 2017 and amounts will be finalized before December 22, 2018.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2018 or December 31, 2017.

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	March 31, 2018
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets
Cash equivalents—money market funds	$165,313	$—	$—	$165,313

	December 31, 2017
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets
Cash equivalents—money market funds	$49,475	$—	$—	$49,475

The Company classifies money market funds as Level 1. The Company has no Level 2 or Level 3 assets or liabilities as of March 31, 2018 or December 31, 2017. There were no transfers between Level 1 and Level 2 during the periods.

There were no unrealized or realized gains or losses during the quarter ended March 31, 2018 and 2017.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis at March 31, 2018 and December 31, 2017.

4. Property and equipment, net

The following table is a summary of property and equipment, net (in thousands):

	MARCH 31, 2018	DECEMBER 31, 2017
Computer equipment	$24	$24
Software	30	30
Lab equipment	964	969
Furniture and fixtures	26	10
Leasehold improvements	56	56

	1,100	1,089
Less: Accumulated depreciation and amortization	(773)	(839)

Property and equipment, net	$327	$250

Depreciation and amortization expense was $52,000 and $52,000 for the three months ended March 31, 2018 and 2017, respectively.

5. Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	MARCH 31, 2018	DECEMBER 31, 2017
Accrued payroll and related expenses	$728	$208
Accrued research and clinical trial expenses	7,714	4,443
Other accrued liabilities	299	1,063

	$8,741	$5,714

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

The Company executed a lease and gained access to 25,956 square feet of additional office space in Redwood City, California under a noncancelable operating lease agreement with a 7-year term that began in March 2018. The lease agreement is an operating lease with an aggregate base rent commitment over the course of the 7-year term of approximately $10.1 million before including operating expenses such as utilities, building maintenance, and insurance. The Company has no obligation to pay rent during the first two months of the lease. The cost of construction of the tenant improvements will be paid by the lessor up to a maximum amount of $3.2 million. The Company expects the cost of the tenant improvements to be $2.7 million, based on current plans for the improvements and has recorded a receivable from the lessor for that amount on the balance sheet.

Rent expense is recognized on a straight-line basis over the non-cancelable term of the operating leases. The Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability on the balance sheets.

The lease incentive obligation will be amortized on a straight-line basis as a reduction of rent expense.

The Company’s current future minimum lease payments under all operating leases, are as follows (in thousands):

Last Nine Months of 2018	$836
2019	1,885
2020	1,949
2021	2,014
2022	1,685
Thereafter	3,960

$12,329

Rent expense for the quarters ended March 31, 2018 and 2017 was $131,000 and $132,000, respectively.

Contractual payments

On March 31, 2018, the Company executed an agreement with a contract manufacturing organization (CMO) for process development and manufacturing services for the Company’s lead product, AM0010. Under the terms of that agreement, the Company is required to make an initial non-refundable payment of $4.0 million to the CMO for committed future development and manufacturing services. The Company received the related invoice from the CMO in April 2018, and the payment was made at that time.

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

7. Stock-Based Awards

2018 Equity Incentive Plan

In January 2018, the Company adopted the 2018 Equity Incentive Plan (the 2018 Plan), which became effective upon the closing of the Company’s IPO. The 2018 Plan replaced the 2012 Stock Plan (the 2012 Plan) and provides for the granting of stock-based awards to employees, directors, and consultants under similar terms, conditions and provisions as the 2012 Plan. The 2018 Plan had 3,175,864 shares of common stock available for future issuance at the time of its inception. Shares available for issuance under the 2012 Plan did not transfer to the 2018 Plan upon adoption of the new plan. The 2018 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2019 through January 1, 2028 by a number equal to the lesser of 1,905,518 shares, or 4% of the shares of common stock outstanding on the last business day of the prior fiscal year, or a number of shares determined by the Board of Directors.

The following table sets forth the summary of activity under the 2012 Plan and the 2018 Stock Plan (in thousands, except share and per share amounts):

		OUTSTANDING OPTIONS
	SHARES AVAILABLE FOR GRANT	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE
Balance at December 31, 2017	1,042,744	2,269,610	$4.79	8.58	$11,030
Retirement of shares available for grant under the 2012 Plan	(1,042,744)	—
Increase in shares reserved for issuance under the 2018 Plan	3,175,864	—
Options granted	(301,190)	301,190	39.16

Balance at March 31, 2018	2,874,674	2,570,800	$8.82	8.68	$74,681

Vested at March 31, 2018		783,940	$2.75	7.28	$27,178

Exercisable at March 31, 2018		2,272,609	$4.84	8.51	$74,031

During the quarter ended March 31, 2018, the Company granted 301,190 stock options to purchase shares of common stock with a weighted-average grant date fair value of $30.78 per share and a weighted-average exercise price of $39.16 per share. The grant date fair value of those awards was $9.3 million.

2018 Employee Stock Purchase Plan

In January 2018, the Company adopted the 2018 Employee Stock Purchase Plan (ESPP) and reserved a total of 317,586 shares of common stock for issuance under the ESPP. The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2019 through January 1, 2038 by a number equal to the lesser of 476,380 shares, or 1% of the shares of common stock outstanding on the last business day of the prior fiscal year, or a number of shares determined by the Board of Directors. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the offering date or the purchase date with a six-month look-back feature. The initial offering period of 24 months began on January 25, 2018, the effective date of the IPO and will end on February 15, 2020, and consists of four consecutive purchase periods, beginning on January 25, 2018, August 16, 2018, February 16, 2019 and August 16, 2019 and ending on August 15, 2018, February 15, 2019, August 15, 2019 and February 15, 2020.

Stock-Based Compensation Expense

Total stock-based compensation expense was recorded as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Research and development	$409	$84
General and administrative	485	103

Total	$894	$187

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the quarters ended March 31, 2018 and 2017. As of March 31, 2018, there was total unrecognized compensation expense of $17.8 million, to be recognized over a period of approximately 3.3 years.

8. Net loss per share

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	As of March 31,
	2018	2017
Convertible redeemable preferred stock, as converted to common stock	—	14,733,837
Option shares to purchase common stock	2,570,800	1,277,006
Common stock subject to repurchase and unvested restricted shares issued under the 2012 Plan	14,053	70,983

Total	2,584,853	16,081,826

9. Subsequent events

On May 9, 2018, Eli Lilly and Company, an Indiana corporation (“Parent”), Bluegill Acquisition Corporation, a Delaware corporation (“Merger Sub”) and a wholly owned subsidiary of Parent and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, subject to the terms of the Merger Agreement, Merger Sub will commence a cash tender offer (the “Offer”) to purchase all of the outstanding shares of the Company common stock, par value $0.0001 per share, at a price of $50.00 per share, net to the seller in cash, without interest, and subject to withholding taxes.

Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least a majority of shares of the Company common stock then outstanding being tendered into the Offer, (ii) the receipt of certain antitrust approvals, waivers and consents, and (iii) the other conditions set forth in Exhibit A to the Merger Agreement.

The Offer will expire at one minute after 11:59 p.m., New York City time, on the date that is 20 business days (calculated in accordance with the rules of the Securities Exchange Act of 1934, as amended) following the commencement date of the Offer unless extended in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

Following consummation of the Offer, Merger Sub will merge with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In the Merger, each outstanding Share that is not tendered and accepted pursuant to the Offer (other than the Shares held in the treasury of the Company, Shares held by Parent or Merger Sub, and Shares as to which appraisal rights have been perfected in accordance with applicable law) will be cancelled and converted into the right to receive the Offer Price, on the terms and conditions set forth in the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, those discussed in “Note About Forward-Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

Our lead product candidate, AM0010 (pegilodecakin), stimulates the survival, expansion and tumor killing (cytotoxic) capacity of a particular white blood cell of the immune system, called the CD8+ T cell through the up-regulation of gamma interferon and expression of the major histocompatibility (MHC) complex, which facilitates antigen presentation on tumor cells. We have focused on CD8+ T cells because these cells have been shown to recognize and kill cancer cells. An abundance of longer-surviving tumor-infiltrating CD8+ T cells improves the prognosis and lengthens the survival of cancer patients. AM0010 also reduces tumor promoting inflammation, shifting the immune environment away from regulation, which favors the neoplasia, towards activation, which leads to tumor cell death by T effector cells. These anti-inflammatory properties may also provide a protective effect against the autoimmunity and inflammation-based adverse events seen frequently with commonly used immune-based treatments and chemotherapies, thereby reducing the morbidity associated with these complications.

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

In January 2018, we closed on our initial public offering of our common stock on the NASDAQ Global Select Market, in which we issued 7,529,412 shares of our common stock at a price of $17 per share. Shortly following the close of the offering, the underwriters exercised their option to purchase an additional 1,129,411 shares at the IPO price. In aggregate, we received approximately $133 million in proceeds, which amount is net of $10.3 million in underwriters’ discount and estimated offering costs of $3.7 million.

We have financed our operations primarily through net proceeds from our initial public offering of $133 million that closed in January 2018 and the sale of $177.1 million of redeemable convertible preferred stock in prior periods. We have devoted substantially all of our resources to identifying and developing product candidates, in particular AM0010, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations. We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our clinical trials, research and preclinical testing and all of our product manufacturing. As of March 31, 2018, we had cash and cash equivalents of $165.3 million.

We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our product candidates or enter into collaborative arrangements with third parties. Our net losses were $21.7 million and $9.4 million for the three-months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $157.1 million. We will continue to require additional capital to continue our research and development, manufacturing and commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our product development efforts.

On May 9, 2018, Eli Lilly and Company, an Indiana corporation (“Parent”), Bluegill Acquisition Corporation, a Delaware corporation (“Merger Sub”) and a wholly owned subsidiary of Parent and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, subject to the terms of the Merger Agreement, Merger Sub will commence a cash tender offer (the “Offer”) to purchase all of the outstanding shares of the Company common stock, par value $0.0001 per share, at a price of $50.00 per share, net to the seller in cash, without interest, and subject to withholding taxes.

Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least a majority of shares of the Company common stock then outstanding being tendered into the Offer, (ii) the receipt of certain antitrust approvals, waivers and consents, and (iii) the other conditions set forth in Exhibit A to the Merger Agreement. The Offer will expire at one minute after 11:59 p.m., New York City time, on the date that is 20 business days (calculated in accordance with the rules of the Securities Exchange Act of 1934, as amended) following the commencement date of the Offer unless extended in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the United States Securities and Exchange Commission.

Following consummation of the Offer, Merger Sub will merge with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In the Merger, each outstanding Share that is not tendered and accepted pursuant to the Offer (other than the Shares held in the treasury of the Company, Shares held by Parent or Merger Sub, and Shares as to which appraisal rights have been perfected in accordance with applicable law) will be cancelled and converted into the right to receive the Offer Price, on the terms and conditions set forth in the Merger Agreement.

There can be no assurance that the Offer will commence or be completed, nor any assurance the Merger will be completed.

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

Research and development expenses

Research and development (R&D) expenses represent costs incurred for the discovery and development of our product candidates. To date, substantially all of our costs have been associated with the development of our lead product candidate, AM0010, and the vast majority of these costs are related to external R&D expenses. We recognize as expense all R&D costs as they are incurred. Our external R&D expenses consist primarily of:

•	expenses incurred under agreements with contract research organizations (CROs) investigative clinical trial sites and other vendors involved in conducting our clinical trials;

•	expenses incurred with contract manufacturing organizations (CMOs) for manufacturing process development, scale up and both drug substance and drug product manufacturing for our product candidates

•	expenses incurred with third party vendors for performing preclinical testing on our behalf; and

•	consultant fees and certain laboratory supply costs related to the execution of preclinical studies and clinical trials.

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

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2018 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the quarters ended March 31, 2018 and 2017

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2018	2017
Operating expenses:
Research and development	$19,037	$7,727	$11,310	146.4%
General and administrative	3,078	1,687	1,391	82.5%

Total operating expenses	22,115	9,414	12,701	134.9%

Loss from operations	(22,115)	(9,414)	(12,701)	134.9%
Interest income	393	18	375	2083.3%

Net loss and comprehensive loss	$(21,722)	$(9,396)	$(12,326)	131.2%

Research and development

R&D expenses increased by $11.3 million, or 146.4%, for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017. The increase was primarily due to a $3.8 million increase in spending for the manufacture of the AM0010 product, a $2.2 million increase related to our ongoing Phase 3 randomized pivotal clinical trial (SEQUOIA) with AM0010, a $2.0 million increase related to our newly launched Phase 2b clinical trial (CYPRESS) with AM0010, an additional $1.9 million for initial research into our AM00001 product candidate and $1.3 million of expenses driven by an increase in the number of personnel, an increase in the number of site visits and an increase in consulting costs related to the manufacture of our AM0010 product. For the quarter ended March 31, 2018 and 2017, substantially all of our R&D expense related to the development of the AM0010 (76% and 82% in each quarter, respectively).

General and administrative

General and administrative expense for the quarter ended March 31, 2018 increased by $1.4 million, or 82.5%, from the quarter ended March 31, 2017. This increase was primarily due to the following increases: $0.4 million for general and patent related legal expenses and other professional services; $0.7 million for compensation related expenses including stock based compensation; $0.2 million in insurance costs; and $0.1 million in facility travel costs.

Interest income

Interest income for the quarter ended March 31, 2018 increased by $0.4 million from the quarter ended March 31, 2017. The increase was due to higher average cash and cash equivalent balances, as well as higher average interest rates in 2018.

Liquidity and Capital Resources

Sources of liquidity

As of March 31, 2018, we had $165.3 million in cash and cash equivalents, an accumulated deficit of $157.1 million and working capital of $153.7 million. In January 2018, we closed on our initial public of our common stock on the NASDAQ Global Select Market, in which we received approximately $133 million in proceeds, which amount is net of $10.3 million in underwriters’ discount and offering costs of $3.7 million. We expect to continue to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our product candidates. Additional capital will be needed to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of the development programs or commercialization efforts, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the our business, results of operations, financial condition and/or out ability to fund our scheduled obligations on a timely basis or at all. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations.

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

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately achieve profitable operations. As of the date of this Quarterly Report on Form 10-Q, with the proceeds from our initial public offering, we believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Cash flows

The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash used in operating activities	$(18,535)	$(10,901)
Cash used in investing activities	(137)	—
Cash provided by (used in) financing activities	134,510	(6)

Net increase/(decrease) in cash, cash equivalents and restricted cash	$115,838	$(10,907)

Cash used in operating activities

Net cash used in operating activities was $18.5 million and $10.9 million for the quarters ended March 31, 2018 and 2017, respectively. After reflecting a net loss of $21.7 million and $9.4 million, respectively, in each quarter, the net cash used is partially offset by net changes in operating assets and liabilities of $2.2 million and $1.7 million. Finally, non-cash charges of $1.0 million and $0.2 million, respectively for each quarter, primarily for stock-based compensation expense and depreciation and amortization, further reduced the net cash used in operating activities.

Cash used in investing activities

Net cash used in investing activities was $0.1 million for the quarter ended March 31, 2018 and resulted from the purchase of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $135 million for the quarter ended March 31, 2018 from the receipt of net proceeds from our initial public offering. Net cash used in financing activities was $6,000 for the quarter ended March 31, 2017 from the repurchase of common stock.

Contractual Obligations and Commitments

In March 2018, we executed a lease for 25,956 square feet of additional office space in Redwood City, California under a noncancelable operating lease agreement with a 7-year term that began in March 2018. The lease agreement is an operating lease with an aggregate base rent commitment over the course of the 7-year term of approximately $10.1 million before factoring in operating expenses such as utilities, building maintenance, and insurance. We have no obligation to pay rent during the first two months of the lease. The cost of construction of the tenant improvements will be paid by the lessor up to a maximum amount of $3.2 million. The Company expects the cost of the tenant improvements to be $2.7 million, based on current plans for the improvements.

In addition, we enter into contracts in the normal course of business with CROs for preclinical studies and clinical trials and CMOs for the manufacture of clinical trial materials. These agreements provide for termination at the request of either party with less than one year notice and are, therefore, cancelable contracts and not reflected in the table above. As of March 31, 2018, we had commitments of $5.0 million with CMOs, $8.5 million with CROs and an aggregate of $1.8 million with other clinical sites, all related to our AM0010 program as well as $1.1 million with our anti-PD-1 checkpoint inhibitor program.

In addition, we remain obligated to pay up to an aggregate of $10.0 million in at-risk milestone payments upon the occurrence of certain events pursuant to the Merck Agreement.

Other than the items mentioned above, there have been no material changes to our contractual obligations since the date of our Annual Report on Form 10-K.

Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities; and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. We adopted this standard on January 1, 2018. The adoption of ASU No. 2016-01 did not have a significant impact on our financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments. This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. We adopted this standard on January 1, 2018. The adoption of ASU No. 2016-15 did not have a significant impact on our financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, Statement of Cash Flows (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard in our first quarter ended March 31, 2018. We have revised the presentation of restricted cash in our Statements of Cash Flows. Cash, cash equivalents and restricted cash as reported on the Statements of Cash Flows is composed of the individual lines on the Balance Sheets labeled as cash and cash equivalents and restricted cash.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting. This pronouncement provides guidance about which changes to the terms or conditions of a share-based payment award may require an entity to apply modification accounting under Topic 718. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted this standard on January 1, 2018. The adoption of ASU No. 2017-09 did not have a significant impact on our financial statements and related disclosures. The cost of construction of the tenant improvements will be paid by the lessor up to a maximum amount of $3.2 million. The Company expects the cost of the tenant improvements to be $2.7 million, based on current plans for the improvements.

Recent Accounting Pronouncements

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). This standard adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which clarifies the SEC Staff’s views on income tax accounting implications of the Tax Cuts and Jobs Act. It requires reporting of provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 will be incomplete, but a reasonable estimate can be determined. Provision amounts for income tax effects of the Act for which a reasonable estimate cannot be determined should be applied based on provisions of the tax laws that were in effect immediately prior to the Act being enacted. Provisional amounts for income tax effects for which a reasonable estimate cannot be determined would be reported in the first reporting period in which a reasonable estimate can be determined. The Company reported provisional amounts for which it can reasonably estimate in the three months ended March 31, 2018.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the financial statements as a result of future adoption.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We also rely on other exemptions provided by the JOBS Act, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) December 31, 2023, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Swedish Krona. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the future and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2018, we had cash and cash equivalents of $165.3 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business

We are a late-stage immuno-oncology company with a limited operating history. We have incurred significant losses since inception and we expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a late-stage immuno-oncology company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net loss was $21.7 million and $9.4 million for the quarters ended March 31, 2018 and 2017, respectively. As of

March 31, 2018, we had an accumulated deficit of $157.1 million. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The size of our future net losses may fluctuate significantly from quarter to quarter and will depend, in part, on the rate at which we incur expenses and our ability to generate revenue. We anticipate that our expenses will increase substantially if and as we:

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

We are developing our lead product candidate, AM0010, to be used in combination with standard of care cancer therapies. This exposes us to supply risk to the extent there is not an adequate supply of the standard of care therapies that AM0010 is designed or, if approved, approved to be used in combination with, as well as pricing risk if the standard of care therapies is expensive and the addition of AM0010 would be too costly. In addition, if the standard of care were to evolve or change, the clinical utility of our lead product candidate, AM0010, could be diminished or eliminated. We may experience these risks with respect to our other product candidates. If any of these were to occur, our business could be materially harmed.

We cannot predict if we will receive regulatory approval to commercialize our product candidates.

We currently have no products approved for sale or marketing in any country and may never be able to obtain regulatory approval for any of our product candidates. As a result, we are not currently permitted to market any of our product candidates in the United States or in any other country until we obtain regulatory approval from the FDA or regulatory authorities outside the United States. Our product candidates are in early stages of development, only one of our product candidates has been tested on humans and we have not submitted an application, or received marketing approval, for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. All of our product candidates will require extensive preclinical testing and clinical trials. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our product candidates or whether any such BLA will be accepted for review by FDA, or whether any BLA will be approved upon review.

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

Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process an in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or another agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates, if approved.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. There are other companies working to develop immunotherapies for the treatment of cancer, including divisions of large pharmaceutical and biotechnology companies of various sizes. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive biosimilar products, if any have been approved by then. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) created a new regulatory scheme authorizing the FDA to approve biosimilars. Under the ACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” Under this new statutory scheme, an application for a biosimilar product may not be submitted to the FDA until four years following approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full Biologics License Application (BLA) for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Furthermore, recent legislation has proposed that the 12-year exclusivity period for each a reference product may be reduced to seven years.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which will first affect physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and federal and state bills, including some that have been enacted into law, designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, civil penalties, fines or imprisonment.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact to our projection of minimal cash taxes or to our net operating losses. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This Quarterly Report on Form 10-Q does not discuss any such tax legislation or the manner in which it might affect our stockholders or prospective stockholders. We urge our stockholders and prospective stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

The United States has recently enacted, and is currently continuing to implement, wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, the Leahy-Smith Act, enacted on September 16, 2011 implemented wide-ranging modifications to the United States patent law, the judicial interpretations and implementations of which remain highly uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would diminish the value of our patents and patent applications or narrow the scope of our patent protection or weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Because our programs may include multiple product candidates, one or more of such product candidates may require the use of proprietary rights held by third parties. Consequently, the growth of our business will likely depend in part on our ability to acquire, in-license or use such proprietary rights. The licensing and acquisition of third-party intellectual property rights is a competitive area and companies (some of which may be more established or have greater resources than we do) may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. Thus, there can be no assurance that we will be able to successfully complete negotiations and ultimately acquire the rights to the intellectual property that we may seek to acquire in the future. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license alternative technology. Alternatively, or in addition to obtaining an exclusive or non-exclusive license to one or more third party patents, we may choose to expend resources to initiate litigation or administrative proceedings to invalidate such patent(s) and/or render such patent(s) unenforceable. Such proceedings will require significant financial and personnel resources which may result in the delay in the development of our product candidates.

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

Risks Related to the Ownership of Our Common Stock

Our stock price has been subject to fluctuations and will likely continue to be subject to fluctuations and decline, due to factors beyond our control and you may lose all or part of your investment.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt; and

•	advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Coupa Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMO BioSciences, Inc.

Date: May 15, 2018	By:	/s/ Peter Van Vlasselaer, Ph.D.
Peter Van Vlasselaer, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Herb Cross
Date: May 15, 2018		Herb Cross
Chief Financial Officer
(Principal Financial Officer)